Form 10-K
period 1996-05-28
DISCOUNT AUTO PARTS INC
filed 1996-08-26
CIK 889409

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended May 28, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11276

                           DISCOUNT AUTO PARTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                                59-1447420
       --------------------------                ---------------------
       (State or other jurisdic-                 (IRS Employer Identi-
         tion of incorporation)                      fication No.)

           4900 Frontage Road South, Lakeland, Florida               33815
      -------------------------------------------------------------------------
          (Address of principal executive offices)                (Zip code)

                               (941) 687-9226
                         -----------------------------
                        (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
        Title of Each Class                             on Which Registered
        -------------------                            ---------------------

Common Stock, Par Value $.01 Per Share                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                         ---      ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $196,911,000 as of August 12, 1996 (based upon the closing sales price reported by the New York Stock Exchange and published in the Wall Street Journal on August 12, 1996)

        State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

     Common Stock, par value $.01 per share  --  16,575,343 shares as of
                               August 12, 1996

Documents incorporated by reference:

Part II          Annual Report to Stockholders for the Fiscal Year Ended May
                 28, 1996.

Part III Definitive Proxy Statement for the Company's Annual Meeting of Stockholders presently scheduled for October 8, 1996.

                           DISCOUNT AUTO PARTS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                    for the
                            YEAR ENDED MAY 28, 1996


                               TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
        ITEM 1.       BUSINESS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
        ITEM 2.       PROPERTIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
        ITEM 3.       LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . .  14

PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
        ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . .  15
        ITEM 6.       SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
        ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.   . . . . . .  15
        ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
        ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
        ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . . .  16
        ITEM 11.      EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
        ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
        ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART IV  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
        ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                         SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17


                                     PART I


ITEM 1.          BUSINESS.

GENERAL

        Discount Auto Parts, Inc.("Discount Auto Parts" or the "Company") is one of the Southeast's leading specialty retailers of automotive replacement parts, maintenance items and accessories for the "Do-It-Yourself" ("DIY")
consumer.   As of May 28, 1996, the Company operated a chain of 314 Discount
Auto Parts stores, with 276 stores located throughout Florida, 32 stores in Georgia, 5 stores in Alabama and 1 store in South Carolina. Each Discount Auto Parts store carries an extensive line of replacement "hard" parts, such as starters, alternators, brake pads, brake shoes and water pumps, for domestic and imported cars, vans and light trucks, as well as maintenance items and accessories. The Company's stores do not sell tires or perform automotive repairs or installations.

        Discount Auto Parts has achieved significant growth in each of its five latest fiscal years. Net sales have increased to $307.5 million in fiscal 1996 from $141.2 million in fiscal 1992 and income from operations has increased to $40.5 million in fiscal 1996 from $16.4 million in fiscal 1992. The number of stores has increased to 314 as of the end of fiscal 1996 from 139 at the beginning of fiscal 1992. Comparable store sales have increased an average of 8.7% during the past five fiscal years and specifically increased 4.9% in fiscal 1996.

        Discount Auto Parts was founded in 1971 with a single 800 square foot store in Eloise, Florida by Herman Fontaine, his son, Denis L. Fontaine, and other members of the Fontaine family. Since the Company's inception, members of the Fontaine family, including Herman Fontaine, Denis L. Fontaine and Peter
J. Fontaine, managed the Company and played key roles in formulating and carrying out its business strategies. Herman Fontaine served as President from 1972 until 1978 and as the Chairman of the Board from 1972 until 1986, at which time he became Chairman Emeritus. Although he no longer serves as an executive officer or director, the Company continues to have the benefit of Herman Fontaine's advice and counsel. Denis L. Fontaine assumed the roles of Chief Executive Officer and President in 1978 and held such positions until his death in June 1994. Peter J. Fontaine was elected as President and Chief Executive Officer in 1994.

        In August 1992, the Company became a publicly traded company, completing an initial public offering in which it raised approximately $64 million in net proceeds.

INDUSTRY OVERVIEW

        According to industry estimates, the size of the domestic automotive aftermarket for replacement parts, maintenance items and accessories is believed to be in excess of $60 billion. The Company believes that the DIY segment of this market is growing because of, among other things, (i) increases in the size and age of the country's automotive fleet, (ii) increases in the number of miles driven annually per vehicle, (iii) the higher cost of new cars as compared to historic costs and (iv) the higher cost of replacement parts as a result of technological changes in more recent models of vehicles.

        The automotive aftermarket distribution channels are highly fragmented. The Company believes, however, that the industry is consolidating as national and regional specialty retail chains gain market share at the expense of smaller independent operators and less specialized mass merchandisers. Automotive specialty retailing chains with multiple locations in given market areas, such as the Company, are believed to enjoy competitive advantages in purchasing, distribution, advertising and marketing compared to most small independent retailers. In addition, the increase in the number of automotive replacement parts caused by the significant increase in recent years in the variety of domestic and imported vehicle makes and models has made it difficult for smaller independent retailers and less specialized mass merchandise chains to maintain inventory selection broad enough to meet customer demands. The Company believes this has created a competitive advantage for those automotive specialty retailing chains, such as Discount Auto Parts, that have the financial resources and distribution capability to stock and deliver an inventory selection broad enough to meet customer needs.


OPERATING STRATEGIES

        BUILDING THE TEAM

        One of the Company's guiding principles is "First build the team, then the team will build the business." Discount Auto Parts believes that by helping team members to develop to their full potential, the Company achieves higher rates of team member retention and improved overall Company performance. Discount Auto Parts considers itself to be a highly selective employer, screening prospective team members to identify individuals of high integrity who are motivated to succeed.

        Discount Auto Parts uses extensive formal training programs focusing on providing superior customer service, automotive parts knowledge, selling skills, store operational procedures and personal development. The Company has a two-year training program for new team members which provides for systematic training in which team members are evaluated on skills attained and awarded merit increases when they successfully complete each program. Before assignment to a Discount Auto Parts store, new team members participate in an intensive one week training and orientation program administered by a district training specialist at specially designated training stores. Following such orientation, new team members are assigned to their home store where a member of store management will train them on more advanced aspects of daily store operations, parts knowledge and use of the Company's computerized parts catalog. Thereafter, team members are required to complete the "Parts Pro" certification which focuses on advanced training on technical customer service skills, such as turning drums and rotors, testing and charging batteries and testing starters and alternators and other customer-focused services such as free installation of windshield wiper blades.

        In order to qualify for promotion, team members are required to complete the "Tech 2000" training program which is comprised of courses and hands on instruction focusing on product knowledge, trouble-shooting, problem solving and related selling techniques. Further formal training includes a vendor training program which entails regularly scheduled Company-wide seminars that emphasize specific automotive systems and related parts. Team members who complete both the Parts Pro certification program and the Tech 2000 program are eligible to take, at the Company's expense, the examination for designation as an ASE Certified Parts Specialist. Team members identified as potential store managers also participate in the "DAP University" program, a five-day training program at the Company's headquarters and distribution center covering all major aspects of the Company's operations. All store managers are required to participate in Dale Carnegie training courses in order to develop team building and customer relations skills. The Company supplements its formal training programs with informal training provided by senior team members during frequent store visits.

        The Company provides financial incentives to all team members, particularly to store managers, assistant store managers and team leaders, based on meeting monthly, quarterly and annual sales and other performance related goals. All incentive programs are tied to individual store performance and are based on factors designed in large part to be under the control of store team members. The Company has implemented a number of team member benefit plans, including the Team Members Stock Purchase Plan which affords virtually all full time team members who have been employed for more than one year the opportunity to periodically purchase shares of the Company's Common Stock at a purchase price equal to 85% of the then current market prices. In addition, the Company has adopted the Team Members Profit Sharing Plan pursuant to which virtually all full time team members who have been employed for more than one year are permitted to make voluntary contributions and with respect to which the Company provides certain matching contributions. Team members at the store manager level and above are also eligible to receive awards of stock options to purchase shares of Common Stock under the Company's stock option plans.

        In developing and implementing policies and strategies, Discount Auto Parts actively solicits input of its team members and encourages them to seek out innovative ways to better serve customers and carry out their jobs more efficiently. Team members who present new ideas that are successfully implemented are rewarded with incentive compensation. The Company believes that this involvement of team members significantly increases motivation and overall performance.

        Increases in the number of stores and the Company's "promote from within" policy provide opportunities for the promotion of qualified team members to higher levels of management responsibility. Discount Auto Parts believes these opportunities are an important factor in the Company's ability to attract, motivate and retain quality team members. The 42 team members comprising the senior management team (including 18 Division Managers and 2 Vice Presidents of Operations) average approximately 37 years of age with more than 12 years of experience with the Company. All 18 District Managers and both Vice Presidents of Operations started with the Company in Discount Auto Parts stores as part time or full time team members and average more than 11 years with Discount Auto Parts. The Company's 314 store managers average more than four years experience with the Company.

        DEVELOPING CUSTOMERS FOR A LIFETIME

        The Company is committed to developing and maintaining "customers for a lifetime" through a combination of superior customer service, convenient and accessible neighborhood locations, broad product selection and competitive everyday low prices.

                 WELL TRAINED AND EXPERIENCED TEAM MEMBERS PROVIDING SUPERIOR CUSTOMER SERVICE. Discount Auto Parts believes that DIY consumers place significant value on customer service. Discount Auto Parts promotes a corporate culture designed to emphasize knowledgeable and courteous service. The Company uses a wide range of training methods to assist team members in developing the technical expertise necessary to provide customers with superior service. Through its efforts to provide superior service, Discount Auto Parts seeks to establish and maintain customers for a lifetime.

        Customer service is enhanced by a variety of programs, including in-store computerized catalogs which assist in the selection of the proper replacement hard parts; free testing of starters, alternators, electronic components, coils, voltage regulators and batteries; free battery charging; installation assistance for batteries, windshield wipers and selected other products; free use of specialty tools for do-it-yourself installation, such as strut compressors, engine hoists and wheel pullers; same day special ordering and delivery of parts not generally carried at individual stores; free oil and battery recovery programs under which Discount Auto Parts accepts used oil and used batteries for proper disposal; liberal return policies; and lifetime warranties on certain parts for as long as the customer owns his or her vehicle.

        The Company also has a special order program (the "S.O. Program") to assure the broadest availability of its merchandise at each of its stores. If an item is not available at a particular store, the S.O. Program allows team members to order the item from any nearby Company store or third party warehouse distributor and have it available for the customer, usually within 24 hours. The

Company has continued to improve its S.O. Program in an attempt to achieve greater efficiencies and broader product selection by the implementation of an on-line relationship with numerous warehouse distributors.

        In order to better serve the DIY customer, Discount Auto Parts stores are open seven days per week, 364 days per year, typically from 8 a.m. to 9 p.m. Some higher volume stores have extended hours.

                 CONVENIENT AND ACCESSIBLE NEIGHBORHOOD LOCATIONS. Discount Auto Parts believes that locating its stores at sites that are convenient and accessible to its customers is an essential part of its customer service philosophy. The Company emphasizes clustering stores in neighborhood locations as a means of offering increased convenience to its customers. In selecting new store locations, the Company seeks to identify sites that are easily accessible from a number of major roadways and arteries.

                 BROAD PRODUCT SELECTION. Each Discount Auto Parts store carries a wide selection of automotive replacement parts, maintenance items and accessories designed to cover a broad range of specific vehicle applications. Depending on store format, a typical Discount Auto Parts store carries between approximately 13,500 and 20,000 SKUs . At the core of the Company's operating strategy is its emphasis on DIY automotive replacement hard parts. To support this strategy, over the past several years, and particularly during fiscal 1995, the Company has substantially increased the number of SKUs carried at its stores, mostly by adding more replacement hard parts. To accommodate the additional SKUs and to more effectively utilize store merchandising space, the Company redesigned the plan-o-grams for its stores in fiscal 1995. During fiscal 1996, the Company added approximately 3,000 SKUs in its distribution center, and expanded the parts width in the stores accordingly.

        The Company believes that it is more important to carry a wide selection of different automotive replacement parts than to have multiple brand names, price points and SKUs for any one part. As a result, the Company believes its product selection satisfies a broader range of DIY demands with fewer SKUs than does the product selection at some of its competitors.

        Products sold at Discount Auto Parts stores include replacement hard parts such as brake shoes, brake pads, belts, hoses, starters, alternators, batteries, shock absorbers, struts, CV half shafts, carburetors, transmission parts, clutches, electronic components, and suspension, chassis and engine parts; maintenance items, such as oil, antifreeze, brake and power steering fluids, engine additives, car paints, protectants and waxes; and accessories, such as floor mats, seat covers and car stereos and speakers. As part of its strategy to emphasize automotive replacement hard parts, Discount Auto Parts stores offer higher ticket items such as complete engines which are stocked at the Company's distribution center.

        Discount Auto Parts stores emphasize brand name and other high quality products. Representative manufacturers include General Electric, TRW, AC Delco, Motorcraft, A-1 Cardone, Champion, GNB, Purolator, Prestone, Quaker State, Pennzoil, Valvoline, Havoline, Castrol, STP, Armor All and Turtle Wax.

        In addition to brand name products, Discount Auto Parts stores carry a number of its own private label products under the "Discount Auto Parts"and "Power Pak" names. In addition, during fiscal 1996, the Company introduced additional private labels products under the "Power Force", "Hydro Force", "Stopping Force", and "Driving Force" names. Currently, private label products and parts include motor oil, batteries, starters, alternators, brakes and brake related products, water pumps, clutches, belts, hoses, windshield washer fluid, antifreeze/coolant and certain maintenance items. The Company's private label products are intended to be of equal or better quality than comparable brand name products, are packaged attractively to promote customer interest and are priced below comparable brand name products in the store. Management is continually evaluating, consistent with its commitment to quality and value, additional private label merchandise.

                 PRICE LEADERSHIP. Discount Auto Parts follows an everyday low price strategy with prices that are generally at or below those of its competitors in the market area served by each store. Pricing in depot stores is generally even lower than the pricing in other Discount Auto Parts stores. The Company complements its competitive everyday low price policy regularly with special promotional pricing on selected products.

        The Company continually seeks to reduce all costs associated with the purchase and distribution of merchandise to its stores. The Company achieves such cost reductions by working with its vendors to secure product cost savings and other benefits, making volume purchases and achieving efficiencies in its distribution system and higher productivity at the store level. Since the beginning of fiscal 1995, the Company has worked to achieve such efficiencies through the roll-out of its point-of-sale system and the implementation of its Wizard software system in the distribution center. These efficiencies and related cost reductions permit the Company to offer lower prices to its customers.

        The Company's name, "Discount Auto Parts," reinforces the Company's pricing strategy. The pricing strategy is further supported through newspaper, direct mail, radio and television advertising as well as through in-store promotional signage and displays. In addition, at most of the Company's stores a free-standing, highly visible pole or marquee sign promoting special prices and customer service programs is utilized and is an important part of the Company's marketing program.


        LEADING THE DIY MARKET

        Discount Auto Parts believes that it is the largest DIY specialty retailer of automotive parts and accessories in Florida and seeks to be the leading DIY specialty retailer of automotive parts and accessories in every one of its existing markets and in every new market it enters. The Company believes that the opportunity to achieve market leadership depends upon successfully implementing its operating strategies and upon carefully selecting the markets it enters and the sites for its stores. The Company believes that market leadership provides higher consumer name recognition and economies of scale in purchasing, distribution, advertising, marketing and management.

        The Company believes it has benefitted significantly from its focus in the Florida market and that its established market position in Florida provides Discount Auto Parts with certain competitive advantages. In addition, the Company believes that the demographics of the Florida market offer continued opportunities for future growth. In particular, Florida ranks third in the nation in the total number of registered cars and light trucks, is the fourth most populous state and continues to be one of the fastest growing states in the nation and has a favorable climate that allows year-round maintenance and repair of vehicles by DIY consumers.

        The Company's strong market position in Florida has provided a solid foundation for its continuing expansion into nearby southeastern states. The Company believes that the southeastern states offer many of the same favorable
conditions and opportunities for the Company's expanded operations.   The
Company's experiences and the performance of its stores outside of Florida have been consistent with those of its Florida store base.

        UTILIZING ADVANCED INFORMATION SYSTEMS

        The Company emphasizes and continually invests in advanced distribution and information systems. Management believes that as a result of recent improvements in these systems, the Company has some of the most advanced integrated distribution and point-of-sale capabilities in its industry. The Company's systems lower distribution and store operating costs, improve in-stock positions at its stores and enhance customer service. In addition, the Company believes that its current systems and infrastructure are capable of supporting the Company's accelerated store expansion plans.

                 DISTRIBUTION. The Company believes that its distribution system, which utilizes computer-aided, laser-scanning and wireless technology and interfaces with the Company's management information systems and point-of-sale system, is one of the most advanced in its industry. The system features computer-aided ordering and inventory management, which allows for inventory levels to be monitored and specific product needs to be met on a store-by-store basis. To more efficiently manage inventory and provide a basis for incentive programs, a physical inventory is taken each quarter at every Discount Auto Parts store. In fiscal 1995, the Company began to utilize the suggested reorder feature of its point-of-sale system for assisting in reordering. The suggested reorder amounts are based on the store's product sales as reflected in reports generated from information gathered electronically through the point-of-sale registers. As a result, the Company experienced greatly improved in-stock positions in both fiscal 1995 and 1996.

        The distribution center is equipped with a warehouse management system referred to as the Wizard system. The system utilizes wireless hand held bar code scanning terminals which operate in a real time environment and which are integrated with a racking and flow system featuring conveyers and computerized sorting devices. These integrated systems enable the Company's team members to efficiently pick, assemble and palletize merchandise for shipment to individual stores. All product movement, including receiving, put-away, restock, cycle counting, picking and shipping, is monitored and tracked by these systems. Orders are typically placed by stores weekly and delivered from the distribution center to most of the Company's stores in the Company's fleet of tractor trailers generally within 48 hours after the order is received electronically from the store. The Company's distribution center and headquarters utilizes an IBM AS/400 computer platform and certain customized financial software, some of which has been developed by or with substantial input from the Company's in-house programming staff. The Company plans to continue to upgrade its computer systems through the integration of additional related specialized software over the next several years. All of these changes are designed to better serve all functional areas of the Company and are expected to greatly enhance the accuracy of the product picked and to continue the improvement in fill rate percentages.

        The Company's existing 305,000 square foot distribution center is equipped to serve over 400 stores offering a full complement of SKUs. During the Spring of 1997, a significant expansion of the distribution center is expected to begin. When completed in fiscal 1998, the approximately 600,000 square foot distribution center is expected to support case pack for approximately 600 stores and repack for approximately 1,000 to 1,200 stores.
As the Company continues its expansion outside the state of Florida, management will also evaluate the need for potential satellite distribution centers. The Company's distribution center currently occupies 12.2 acres of a 31.5 acre tract owned by the Company and was designed with a 30-foot clear span allowing for a total of eight million cubic feet of storage space.

                 STORE OPERATIONS. The Company completed the installation of point-of-sale computer terminals at all of its stores at the end of fiscal 1994. These point-of-sale terminals communicate interactively with the IBM AS/400 computer located at the Company's corporate headquarters and utilize bar code scanning technology to price merchandise in sales transactions. The use of this technology speeds transaction times, reduces register lines and eliminates labor time previously spent in price labeling merchandise. Substantially all of the sales are currently being scanned.

        The point-of-sale terminals capture sales information at the time of the transaction to enable the generation of sales reports which assist in store and Company-wide planning. The point-of-sale system and automated suggested re-ordering has been instrumental in increasing the store level in-stock positions. In addition, the Company believes that the automation of the re-order process has decreased the time and labor required for store inventory management. The Company believes that the combination of increased in-stock positions and decreased man-hours has further enhanced store level operations and customer service.

GROWTH STRATEGIES

        ACCELERATING NEW STORE OPENINGS

        The Company has opened an average of 35 stores in each of its last five fiscal years and 66 stores in fiscal 1996. The Company plans to open approximately 85 to 90 new stores in fiscal 1997. The Company currently plans to continue to grow its store base at a rate of approximately 25% annually for at least fiscal 1997 and 1998. The Company's growth strategy includes concentrating stores in neighborhood locations in Florida and contiguous states. During fiscal 1997 and 1998, management expects to continue to strengthen its market leadership in Florida because of Florida's high population densities, strong economic and population growth and favorable climate.

As of August 12, 1996, the Company had opened 8 new stores in fiscal 1997. In addition, as of August 12, 1996, 31 new stores were under construction and 89 sites for new stores had been purchased, leased or were under contract for acquisition. The Company also is engaged in negotiations for the acquisition of additional sites. The Company believes that the Florida market can support over 400 Discount Auto Parts stores.

      In certain Florida markets, the Company has and continues to open stores that are in the same geographic proximity as other Discount Auto Parts stores. This decision is made both from a competetive perspective, as well as to support its strategy of providing the customer with shopping convenience. Although the new stores tend to attract sales that would otherwise have been made in the other Discount Auto Parts stores, the Company believes the negative impact on comparable store sales will be substantially offset by the Company's ability to leverage costs such as advertising and store management expenses. Further, the Company expects the negative impact to be offset, at least in part, on a long-term basis by growth in the Florida population.

        The following table sets forth information concerning increases in the number of Discount Auto Parts stores during the past five fiscal years and the anticipated increase for fiscal 1997:


                                                                                                  PLANNED
                                        1992        1993         1994        1995       1996        1997
                                        ----        ----         ----        ----       ----        ----
              Beginning Stores           139         158         175          208       248           314

              New Stores(1)               19          17          33           40        66         85-90

              Stores Closed               -           -           -            -         -            -
                                        -----       -----       -----        -----     -----      -------
              Ending Stores              158         175         208          248       314       399-404
                                         ===         ===         ===          ===       ===       =======


(1) Does not include stores that opened as relocations of previously existing stores within the same general market area (approximately one mile) or substantial renovations of stores.

        The Company attempts to obtain high visibility sites in high traffic locations (often on corners) and undertakes substantial research prior to entering new markets. Key factors in market and site selection include population, demographics, vehicle profile and number and strength of competitive stores. The Company generally seeks to open new stores within or contiguous to existing market areas and attempts to cluster development in new urban and suburban markets in a relatively short period of time in order to achieve economies of scale in management, advertising and distribution costs. In each case, the Company seeks to match the appropriate store size and format with the market served.


        STANDARDIZING NEW STORE FORMATS

        Beginning in fiscal 1992 and 1993, the Company developed its depot and mini-depot store formats. As a result of the success of these formats, all new stores use one of the two formats and all existing stores have been converted to either the depot or mini-depot inventory format. During the past two years, the Company has developed standardized formats for its depot and mini-depot stores. The standardized formats are used for all new stores and appropriate elements of the new formats are being used to remodel the existing base of stores. The standardized formats have lowered new store operating costs through increased efficiency and consistency in the selection, acquisition, design and opening of new stores.

      Although all previously constructed stores have been converted to the mini-depot or depot formats in terms of product availability, as of May 28, 1996 approximately 40 stores are below the new format standards in terms of selling square footage. During fiscal 1997 and 1998, the Company plans to expand or replace the majority of these stores in addition to its new store openings.

        The Company's depot stores generally range in size from 8,800 to 22,000 selling square feet, offer greater product selection and carry an average of approximately 18,500 SKUs. The Company's mini-depot stores generally range in size from 3,500 to 8,000 selling square feet and carry an average of approximately 14,100 SKUs.

        Under the Company's new standardized store formats, all new mini-depot stores will have approximately 4,800 selling square feet and all new depot stores will have approximately 10,000 selling square feet. In the new standardized store formats, the amount of land will be approximately 0.7 and
1.2 acres for a mini-depot and a depot format store, respectively.

        Depot stores are targeted for major metropolitan markets where such stores can serve densely populated market areas. Depot stores are also utilized as support locations for nearby mini-depot stores in a hub-and-spoke fashion and the Company has recently implemented van delivery for inventory transfers from the depot stores to other Discount Auto Parts stores. The Company's merchandising staff also utilizes depot stores to test new products in an effort to help maximize the success of new SKU additions at mini-depot stores.

        The Company plans to open one to three additional depot format stores and 84 to 87 additional mini-depot format stores in fiscal 1997. It is anticipated that depot format stores will continue to be opened in existing and new major urban markets, with only one or two in each such market.


        CONTINUING TO IMPROVE MERCHANDISING

        The Company has continued to take steps to selectively increase the number of SKUs carried by its depot and mini-depot stores. In fiscal 1995, the Company updated its store plan-o-grams for both of its store formats to improve merchandise presentation and in-stock positions and to accommodate a substantial number of additional SKUs. The Company also began to make better use of the enhanced level of inventory and sales information that is available through its in-store point-of-sale system. The additional SKUs that have been added over the past several years and those that are currently in the process of being added consist primarily of automotive replacement hard parts, which generally carry higher gross margins.

        The Company has had recent success in improving its in-stock positions and replenishment of many of its SKUs. One of the principal factors in achieving these improvements in in-stock positions are the new plan-o-grams which are designed to interface with the Company's point-of-sale system in a way so as to provide a more sophisticated means of inventory control and management. The computer system is able to record inventory sales by plan-o-gram location which in turn permits the production of suggested reorder reports and the development of information that permits the Company to fine tune merchandise selection and the overall layout of products. These systems are designed to enhance overall sales and gross margins in each individual shelving location.

        Although each Discount Auto Parts store carries the same basic product lines, each District Manager with input from individual store managers, has the ability to adapt product mix based on the specific needs of the market area served by the stores.

        The following table indicates certain information about the 314 Discount Auto Parts stores in operation as of May 28, 1996:


                                                                                            TOTAL
                                                                         NUMBER            SELLING
                                                  AVERAGE STOCK            OF              SQUARE
                       STORE FORMAT               KEEPING UNITS          STORES           FOOTAGE(1)
                       ------------               --------------         ------           ---------
                   Mini-depot                         14,100               293            1,374,016

                   Depot                              18,500                21              236,070
                                                                                          ---------

                   Total selling square
                   footage                                                                1,610,086
                                                                                          =========

- -------------------------

(1) Total selling square footage includes normal selling space, but excludes office, stockroom, receiving and any excess space not utilized in a store's operations space.

STORE OPERATIONS


        STORE DESIGN AND VISUAL MERCHANDISING

        Discount Auto Parts stores are generally free-standing buildings situated in highly visible locations and are designed to provide easy access, ample parking and a high visual impact. The majority of stores are on corner locations on heavily traveled streets. Store exteriors generally feature a bright yellow facade with large, distinctive red "Discount Auto Parts" lettering and a large free-standing sign prominently displaying the"Discount Auto Parts" name and also advertising current product specials. In-store signage and special displays are used to aid customers in locating merchandise and promoting products.

        Store interiors provide easy-to-locate merchandise presentation, set up by department, in an attractive and brightly lit store environment. The Company employs a plan-o-grammed store layout system designed to maximize sales in a generally consistent merchandise presentation in all of its stores. See "
- -- Growth Strategies - Continuing to Improve Merchandising."

        Stores are designed to maximize selling space, keeping most of the merchandise within view of the customer. The majority of the selling space contains gondolas for automotive replacement parts, maintenance items and accessories, with selected merchandise featured at the ends of the aisles, at the cash register areas and in other high traffic and visibility areas. Many store interior walls feature large colorful logos for the brand names of products carried in the store. All stores have a counter at the back of the store where certain automotive replacement hard parts that do not lend themselves to display are available. To make space for the increased number of SKUs carried by the Company's stores, newer stores have moved more of the automotive replacement hard parts behind the parts counter. The Company has found that customers still need substantial assistance from the Company's team members in selecting the proper make and model of many of these parts and, therefore, moving these parts off the selling floor is not expected to negatively impact sales and will permit the Company to accommodate more replacement hard parts.

        The hard parts counter is staffed by knowledgeable team members and, in order to facilitate a high level of customer service, all stores have computerized parts catalogs that provide parts information based on the make, model and year of an automobile. The computer monitors are placed on the hard parts counter so that both team members and customers are able to view the screens.

        The Company believes that continually improving and upgrading the appearance of its stores increases sales per store. As market conditions warrant, Discount Auto Parts relocates and substantially renovates existing stores. Stores are relocated primarily to secure improved site locations and to expand store size. In addition, some stores are increased in size in connection with renovations.

        Since fiscal 1992, the Company has relocated or substantially renovated 38 stores. During fiscal 1997, the Company plans to relocate or substantially renovate 10 - 20 additional stores. The Company considers a store to have been substantially renovated when it has spent more than $70,000 on store improvements other than for ordinary business maintenance and upkeep expenses.

        STORE TEAM MEMBERS

        Mini-depot format stores typically employ 10 to 15 team members and depot format stores typically employ 15 to 25 team members. The team members for each store include a manager who is assisted by one or more assistant managers, a team leader and additional full and part-time team members.

        The Company supervises store operations primarily through two Vice Presidents of Operations and 18 District Managers, each of whom supervises between 8 and 27 stores. The Vice Presidents' in turn report to William C. Perkins, the Company's Executive Vice President in charge of Operations.

        Purchasing, merchandising, advertising, accounting, cash management and other store support functions are handled by the Company's corporate headquarters, while integrating input from Vice Presidents of Operations, District Managers and store managers. The Company believes that relieving store managers of primary responsibility for these functions allows them more time to focus on customer sales and service and the execution of the Company's in-store merchandising and marketing strategies.

        DIMENSIONS OF EXCELLENCE REVIEWS

        In order to help assure continuous store improvement and an overall high level of customer service, the Company conducts "dimensions of excellence" reviews of each of its stores twice a year and has instituted a program whereby each week members of senior management visit several of the Company's stores. In addition, every store is visited weekly by a member of the district management team or the home office management support team.

        Each dimensions of excellence review encompasses a comprehensive itinerary of store characteristics and performance criteria. The dimensions of excellence teams are made up of store managers from other districts selected based on their success as managers and their depth of experience, as well as senior team members from the Company's corporate headquarters. A written evaluation is prepared for each store that is reviewed and the evaluation team meets with the store manager to discuss the review and to provide direction in seeking improvements in store performance. The Company believes that these semi-annual reviews help to insure that Discount Auto Parts stores are maintained in accordance with the Company's standards of excellence.

PURCHASING

        Virtually all merchandise is selected and purchased for all stores by the Company's team of buyers located at the Company's distribution center. Approximately 90% of the Company's merchandise is shipped by vendors to the
Company's distribution center in Lakeland, Florida.   Weekly deliveries to
individual stores are made primarily using the Company's fleet of trucks and trailers.

        In fiscal 1996, the Company purchased products from over 400 suppliers. During fiscal 1996, the Company's ten largest suppliers accounted for approximately 38% of the Company's purchases but no single supplier accounted for more than 7% of total purchases. The Company has a few long-term contracts for the purchase of merchandise and believes that its relationships with its suppliers are excellent. The Company believes that alternative sources of supply exist (and in some cases such relationships are maintained on a smaller scale), at similar cost and on similar terms, for substantially all types of products sold.

        Automotive replacement parts manufacturers generally accept obsolete inventory for return credit on an annual or more frequent basis.


ADVERTISING AND PROMOTION

        The Company makes extensive use of advertising and promotional activities, including newspaper, direct mail, radio and television advertising as well as in-store banners, displays and promotions. In fiscal 1995, the Company enhanced its use of television and introduced the theme "Go With The Pros You Know." This statement is now a key design element in the Company's store signage and point-of-sale merchandising. The Company also uses sales incentives and price based promotions on a weekly basis and in connection with new store openings. The Company believes that DIY customers are also strongly influenced by "word of mouth" recommendations from satisfied customers. In addition, at most of the Company's stores a free-standing, highly visible pole or marquee sign promoting special prices and customer service programs is utilized and is an important part of the Company's marketing program.

        Advertising expenses in recent years have been substantially recouped through cooperative advertising and related programs with the Company's vendors. Discount Auto Parts views its suppliers as a part of the Discount Auto Parts team, believing that close and cooperative relationships with its suppliers are an important element of the Company's operating strategy. These relationships involve substantial benefits to the Company, including volume discounts, rebates, credits, return allowances, new store allowances, cooperative advertising, packaging improvements, distribution advantages and signage assistance programs, as well as product knowledge, training and education which is provided to team members by the vendors at store grand openings and Company training sessions.

COMPETITION

        The retail automotive parts aftermarket is highly competitive. Automotive products similar or identical to those sold at the Company's stores are generally available from a variety of different competitors in the communities served by Discount Auto Parts stores. The number of competitors and the level of competition faced by Discount Auto Parts stores varies by market area.

        Discount Auto Parts believes that it operates Florida's largest specialty retail chain offering automotive replacement parts, maintenance items and accessories to the DIY consumer. In Florida and in the other southeastern states where it has stores, the Company competes with a number of local, regional and national automotive retail chains including Rose Auto Stores, Auto Zone, Pep Boys, Western Auto, One Stop, Advance Auto, Bennett Auto Parts, and Automotive One. To a lesser extent, the Company's stores also compete with automotive wholesalers or jobbers such as NAPA, Big A and Steego and, in certain product categories, such as batteries, oil, filters and accessories, mass merchandisers such as Wal-Mart, Target and Kmart.

        Although the Company believes that it competes effectively in its various markets, certain of its competitors, or their parent organizations, are larger in terms of sales volume, have access to greater capital and management resources or have been operating longer in particular market areas.

TEAM MEMBERS

        As of May 28, 1996, the Company employed approximately 3,150 team members, 2,340 of whom were full-time team members. Approximately 85% of the Company's team members work in Discount Auto Parts stores or in direct field supervision. The remaining 15% work in the distribution center and/or in corporate and support functions.

        The Company has no collective bargaining agreements covering any of its team members, has never experienced any material labor disruption and is unaware of any present efforts or plans to organize its team members. The Company considers relations with its team members to be excellent.

TRADEMARKS

        Discount Auto Parts believes that its name, distinctive lettering and eye-catching store exteriors are important to its operating strategy but that the Company's business is not otherwise dependent on any patent, trademark, service mark or copyright. Except as described herein under the caption "Legal Proceedings," the Company is not aware of any infringing uses or assertion of infringing uses in its current market area that, in the opinion of the Company, could materially affect the Company's use of its name and trade dress described above.

ITEM 2.          PROPERTIES.

        DISTRIBUTION CENTER AND HEADQUARTERS

        The Company's distribution center, which also houses its headquarters and administrative offices, is located in Lakeland, Florida on property owned by the Company. The facilities (including parking areas), which currently occupy 12.2 acres of a 31.5 acre tract, are situated in an industrial park area, fronting Interstate 4, the east-west expressway that cuts across central Florida. Almost all of the Company's stores are within a six hour drive of the distribution center in Lakeland. The property provides ample room for future expansion and has the potential to be modified to provide direct rail access.

        The State of Florida is in the process of adding an additional exit off of Interstate 4 near the Company's distribution center. In connection with this project, a portion of the Company's frontage on Interstate 4 (including certain parking spaces) will be taken by the state. During fiscal 1996, the Company successfully completed the exchange of certain frontage property with the state of Florida. In exchange for such property, the Company received additional adjoining acreage and cash compensation. The additional land received in the exchange will allow for the Company's planned distribution center expansion.

        The Company's existing 305,000 square foot distribution center is equipped to serve over 400 stores offering a full complement of SKUs. During the Spring of 1997, a significant expansion of the distribution center is expected to begin. When completed in fiscal 1998, the approximately 600,000 square foot distribution center is expected to support case pack for approximately 600 stores and repack for approximately 1,000 to 1,200 stores.
As the Company continues its expansion outside the state of Florida, management will also evaluate the need for potential satellite distribution centers. The Company's distribution center currently occupies 12.2 acres of a 31.5 acre tract owned by the Company and was designed with a 30-foot clear span allowing for a total of eight million cubic feet of storage space.

        DISCOUNT AUTO PARTS STORES

        Discount Auto Parts stores are located throughout Florida and also in Georgia, Alabama and South Carolina. The Company adheres to a strategy of owning the vast majority of its store locations and currently owns approximately 89% of its locations. Management believes that this strategy maximizes the Company's real estate flexibility, as well as controlling operating costs. The Company will continue to evaluate additional lease alternatives as market conditions dictate.

        The following table sets forth certain information regarding the Company's ownership and leasehold interests in its stores as of May 28, 1996:

              NATURE OF COMPANY'S INTEREST             NUMBER OF STORES
              ----------------------------             ----------------
        Own Land and Buildings                               278

        Lease Land and/or Buildings                           36
                                                             ---

                          TOTAL                              314
                                                             ===

        Certain of the stores in which the Company has an ownership interest are affected by credit facilities or mortgages on which the total unpaid principal balance as of May 28, 1996, was approximately $15.6 million. These borrowings, which are to be repaid primarily in aggregate annual installments of $2.4 million, accrue interest at rates ranging between 9.8% and 10.11% per annum.

        Most of the Company's leases provide for the payment of a fixed rent, plus increases in ad valorem taxes and insurance and maintenance costs. The leases are generally for a term of five years, with the Company having the right to renew for one or more additional five-year terms. The leases in existence at the close of fiscal 1996 will expire between 1997 and 2001 (not including renewals).

ITEM 3.          LEGAL PROCEEDINGS.

A.E.W., Inc. d/b/a DAPS Discount Auto Parts Stores vs. Discount Auto Parts, Inc., United States District Court for the Northern District of Florida, Civil Division, Civil Action 94-30073-CIV-LAC.

        On or about January 31, 1994, a complaint was originally filed against the Company by A.E.W., Inc. d/b/a DAPS Discount Auto Parts Stores in the Circuit Court in and for Escambia County, Florida (Case 94-0166-CA-01).
A.E.W., which operates several retail auto parts stores in Escambia County, Florida, Fort Walton Beach, Florida, Mobile, Alabama and Pascagoula and Gulfport, Mississippi, sought to enjoin, under several different counts, the Company's use of the trade names "Discount Auto Parts" and "DAP" without an accompanying identifier to the extent such use was likely to create confusion with A.E.W.'s business, and to recover, under several different counts, compensatory and punitive damages and attorneys' fees. No specific dollar amount of damages was alleged in the complaint. A motion for preliminary injunction was also filed by A.E.W. The Company sought to remove the case to federal court and also moved to dismiss several counts or portions thereof and to strike certain references in the complaint. In February 1994, the Company was able to remove the case to federal court. A.E.W.'s motion for preliminary injunction was denied as was its motion for reconsideration of the ruling. The Company's motions to dismiss and to strike were granted as to certain counts and denied as to all other counts. Discovery requests have been exchanged by the parties and such discovery is proceeding. Management of the Company believes the claims in the complaint that have survived the motions to dismiss and to strike are without any substantial merit and intends to continue to defend the action vigorously.

        Discount Auto Parts is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, singly or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.

        The Company's Common Stock is listed on the New York Stock Exchange. Information included under the caption "Common Stock Price Range" and "Number of Stockholders" on page 24 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

        Since the initial public offering, the Company has not paid any cash dividends. The Company does not intend to pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's existing credit facilities contain restrictions on the payment of cash dividends on the Common Stock. Under the most restrictive of the credit facilities, dividends will be prohibited to the extent such aggregate dividends would exceed the sum of $500,000 plus 50% of cumulative net income subsequent to August 26, 1992. As of May 28, 1996, approximately $33.9 million of the Company's retained earnings were available for dividend distribution.


ITEM 6.          SELECTED FINANCIAL DATA.

        Information under the caption "Five Year History" on page 6 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


        Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Financial Statements of Discount Auto Parts, Inc., together with the report thereon of Ernst & Young LLP, appearing on pages 11 through 23 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information contained under the caption "Management" on pages 6 through 7 of the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11.         EXECUTIVE COMPENSATION.

        Information contained under the caption "Executive Compensation" on pages 12 through 13 of the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

        The information contained under the caption "Security Ownership" on pages 2 through 4 of the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 13 and 14 of the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K.

        (a) (1) The following financial statements of Discount Auto parts, Inc. and the report thereon of Ernst & Young LLP dated July 8, 1996, which are included in the Company's Annual Report to Stockholders for the year ended May 28, 1996, Pages 11 through 23, are incorporated herein by reference.

                         Statements of Income for the years ended May 28, 1996, May 30, 1995 and May 31, 1994

                         Balance Sheets as of May 28, 1996 and May 30, 1995.

                         Statements of Stockholders' Equity for the years ended May 28, 1996, May 30, 1995 and May 31, 1994.

                         Notes to Financial Statements.

                         Report of Independent Certified Public Accountants

                 (2) The following Financial Statements Schedules are included herein:

                         None.

                         No schedules are submitted because none are applicable or required or because the required information is included in the financial statements or the notes thereto.

                 (3) The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

     2.1* Agreement and Plan of Recapitalization dated August 20, 1992 (Filed as Exhibit 10.21 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

     3.1*        Amended and Restated Articles of Incorporation  (Filed as
                 Exhibit 3.2 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

     3.2* Amended and Restated Bylaws (Filed as Exhibit 3.4 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

     4.1*        Amended and Restated Articles of Incorporation (Filed as
                 Exhibit 3.2 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

     4.2* Amended and Restated Bylaws (Filed as Exhibit 3.4 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

     4.3* Note Agreement dated as of December 15, 1987 between Discount Auto Parts, Inc. and Massachusetts Mutual Life Insurance Company together with amendment dated as of October 30, 1989 (Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-49400) as filed with the SEC on July 8,
                 1992).

     4.4* Second Amendment Agreement to Note Agreement effective as of August 26, 1992 between Discount Auto Parts, Inc. and Massachusetts Mutual Life Insurance Company.

     4.5* Note Agreement dated as of October 30, 1989 between Discount Auto Parts, Inc. and Massachusetts Mutual Life Insurance Company (Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-49400) as filed with the SEC on July 8, 1992).

     4.6* Amendment Agreement to Note Agreement effective as of August 26, 1992 between Discount Auto Parts, Inc. and Massachusetts Mutual Life Insurance Company.

     10.1* Revolving Loan Agreement dated as of February 28, 1995 between Discount Auto Parts, Inc. and Sun Bank, National Association (Filed as Exhibit 10.21 to the Company's Form 10-Q for the quarter ended February 28, 1995, as filed with the SEC on April 13, 1995).

     10.2* Unsecured Revolving Loan Agreement dated February 2, 1995 between Discount Auto Parts, Inc. and Barnett Bank of Polk County (Filed as Exhibit 10.19 to the Company's Form 10-Q for the quarter ended February 28, 1995, as filed with the SEC on April 13, 1995).

     10.3* Loan Agreement dated as of December 14, 1994 between Discount Auto Parts, Inc. and NationsBank of Florida, N.A. (Filed as
                 Exhibit 10.20 to the Company's Form 10-Q for the quarter ended February 28, 1995, as filed with the SEC on April 13, 1995).

     10.4* Amendment and Restatement of the Discount Auto Parts Team Members' Profit Sharing Plan and Trust dated May 31, 1994 (Filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended May 31, 1994, as filed with the SEC on August 29, 1994).

     10.5* Discount Auto Parts, Inc. Supplemental Executive Profit Sharing Plan (Filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended May 30, 1995, as filed with the SEC on August 16, 1995).

     10.6*       Incentive compensation plan for Peter J. Fontaine.

     10.7*       Incentive compensation plan for Warren Shatzer.

     10.8*       Incentive compensation plan for William C. Perkins.

     10.9*       Discount Auto Parts, Inc. 1992 Stock Option Plan (Filed as
                 Exhibit 10.16 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

     10.10* Discount Auto Parts, Inc. 1992 Team Member Stock Purchase Plan Filed as Exhibit 10.17 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

     10.11* Discount Auto Parts, Inc. Non-Employee Directors' Stock Option Plan (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-84058) as filed with the SEC on September 16, 1994).

     10.12*      Discount Auto Parts, Inc. 1995 Stock Option Plan (Filed as
                 Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended May 30, 1995, as filed with the SEC on August 16,
                 1995).

     10.13* Indemnification Agreements for Peter J. Fontaine, Warren Shatzer, William C. Perkins, E.E. Wardlow and A Gordon Tunstall (Filed as Exhibit 10.18 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

     10.14* S Corporation Tax Allocation and Indemnification Agreement dated August 20, 1992 (Filed as Exhibit 10.19 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

     13          Annual Report to Stockholders for the year ended May 28, 1996

     23          Consent of Ernst & Young LLP

     27          Financial Data Schedule (for SEC use only).

           (b) Reports on Form 8-K.


     No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        DISCOUNT AUTO PARTS, INC.


        By: /s/ Peter J. Fontaine                             August 23, 1996
        ------------------------------------------          ------------------
        PETER J. FONTAINE, Chief Executive Officer                        Date

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        /s/ Peter J. Fontaine                                                         August 23, 1996
        -------------------------------------------------------------------          ----------------------
        PETER J. FONTAINE, President, Chief Executive Officer and Director                             Date
          (principal executive officer)


        /s/ C. Michael Moore                                                          August 23, 1996
        -------------------------------------------------------------------          ----------------------
        C. MICHAEL MOORE, Chief Financial Officer                                                      Date
          (principal financial and accounting officer)


        /s/ William C. Perkins                                                        August 23, 1996
        -------------------------------------------------------------------          ----------------------
        WILLIAM C. PERKINS, Executive Vice President                                                   Date
          - Operations, Secretary, Director


        /s/ Warren Shatzer                                                            August 23, 1996
        -------------------------------------------------------------------          ----------------------
        WARREN SHATZER, Executive Vice President-                                                      Date
          Merchandising, Director


        /s/ E. E. Wardlow                                                             August 23, 1996
        -------------------------------------------------------------------          ----------------------
        E. E. WARDLOW, Director                                                                        Date


        /s/ A Gordon Tunstall                                                         August 23, 1996
        -------------------------------------------------------------------          ----------------------
        A GORDON TUNSTALL, Director                                                                    Date

