Form 10-Q
period 1996-08-27
DISCOUNT AUTO PARTS INC
filed 1996-09-30
CIK 889409

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended August 27, 1996

                         Commission file number 1-11276

                           DISCOUNT AUTO PARTS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                                          59-1447420
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     Incorporation or organization)                          Identification No.)


        4900 Frontage Road, South
            Lakeland, Florida                                        33815
- ----------------------------------------                     -------------------
(Address of principal executive offices)                          (zip code)


                                 (941) 687-9226
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock $.01 Par Value - 16,575,224 shares as of August 27, 1996

                           DISCOUNT AUTO PARTS, INC.

                                     INDEX



PART I.  FINANCIAL INFORMATION                                              Page
- ------------------------------                                              ----
Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets - August 27, 1996 and May 28, 1996  . . . . 3

         Condensed Statements of Income - for the thirteen weeks
          ended August 27, 1996 and August 29, 1995 . . . . . . . . . . . . . 4

         Condensed Statements of Cash Flows - for the thirteen weeks ended August 27, 1996 and August 29, 1995 . . . . . . . . . . . . . 5

         Notes to Condensed Financial Statements  . . . . . . . . . . . . . . 6


Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . 7


PART II. OTHER INFORMATION


Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . 9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART I - FINANCIAL INFORMATION

DISCOUNT AUTO PARTS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

                                                    AUGUST 27         MAY 28
                                                       1996            1996
                                                    -------------------------
Assets                                                    (In thousands)
Current assets:
    Cash and cash equivalents                       $   3,091       $   4,552
    Inventories                                       117,930         111,408
    Prepaid expenses and other current assets          14,504           9,197
                                                    -------------------------
Total current assets                                  135,525         125,157

Property, plant and equipment                         265,010         247,021
Less allowances for depreciation
     and amortization                                 (41,645)        (38,927)
                                                    -------------------------
                                                      223,365         208,094


Other assets                                              954           1,013
                                                    -------------------------
Total assets                                        $ 359,844       $ 334,264
                                                    =========================

Liabilities and stockholders' equity
Current liabilities:
    Note payable to bank                            $   5,000       $   5,000
    Trade accounts payable                             43,915          49,056
    Other current liabilities                          13,405           8,900
    Current maturities of long-term debt                2,400           2,400
                                                    -------------------------
Total current liabilities                              64,720          65,356

Deferred income taxes                                   2,462           2,462
Long-term debt                                         70,200          50,400

Stockholders' equity:
    Preferred stock                                         -               -
    Common stock                                          166             166
    Additional paid-in capital                        140,247         140,245
    Retained earnings                                  82,049          75,635
                                                    -------------------------
Total stockholders' equity                            222,462         216,046
                                                    -------------------------
Total liabilities and stockholders' equity          $ 359,844       $ 334,264
                                                    =========================




See accompanying notes.

Discount Auto Parts, Inc.

Condensed Statements of Income  (Unaudited)




                                               Thirteen weeks
                                                    ended
                                    ----------------------------------------
                                          August 27        August 29
                                             1996             1995
                                    ----------------------------------------
                                    (In thousands, except per share amounts)
Net sales                                  $ 90,101         $ 71,354
Cost of sales, including
  distribution costs                         56,153           43,627
                                           --------         --------
     Gross profit                            33,948           27,727

Selling, general and
  administrative expenses                    22,489           18,242
                                           --------         --------
     Income from operations                  11,459            9,485

Interest and other income                        23               37
Interest expense                             (1,068)          (1,855)
                                           --------         --------
Income before income taxes                   10,414            7,667

Income taxes                                  4,000            2,971
                                           --------         --------
Net income                                 $  6,414         $  4,696
                                           ========         ========


Net income per share                       $    .39         $    .34
                                           ========         ========


Weighted average number of shares            16,575           13,913
                                           ========         ========



See accompanying notes.

Discount Auto Parts, Inc.

Condensed Statements of Cash Flows (Unaudited)


                                                                 Thirteen weeks
                                                                      ended
                                                             -----------------------
                                                             August 27     August 29
                                                                1996          1995
                                                             -----------------------
Operating activities:                                             (In thousands)
Net income                                                   $  6,414        $ 4,696
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation  and  amortization                          2,758          2,177
       Deferred income taxes
       Changes in operating assets and liabilities:
         (Increase) in inventories                             (6,522)        (1,734)
         (Increase) decrease in prepaid expenses and
            other current assets                               (5,307)           318
         (Increase) decrease in other assets                       33            (68)
         (Decrease) in trade accounts payable                  (5,141)        (9,986)
         Increase in other current liabilities                  4,505          3,853
                                                             --------        -------
Net cash used in operating activities                          (3,260)          (744)


Investing  activities:
Purchases of property, plant and equipment                    (18,003)        (9,361)
                                                             --------        -------
Net cash used in investing activities                         (18,003)        (9,361)

Financing  activities:

Proceeds from short-term borrowings and long-term debt         21,000         13,000
Payments of short-term borrowings and long-term debt           (1,200)        (4,876)
Proceeds from issuances of common stock                             2              -
                                                             --------        -------
Net cash provided by financing activities                      19,802          8,124


Net decrease in cash and cash equivalents                      (1,461)        (1,981)
Cash and cash equivalents at beginning of period                4,552          5,329
                                                             --------        -------
Cash and cash equivalents at end of period                   $  3,091        $ 3,348
                                                             ========        =======



See accompanying notes.

                           DISCOUNT AUTO PARTS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                AUGUST 27, 1996

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Discount Auto Parts, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 28, 1996.

Operating results for the thirteen-week period ended August 27, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. STOCKHOLDERS' EQUITY

In October 1995, the Company consummated a secondary public offering of approximately 2,650,000 shares of its common stock. From the offering, the Company realized net proceeds (after offering expenses) of approximately $75.4 million. Proceeds from the offering were used to repay certain indebtedness of approximately $71.1 million. The balance of the net proceeds were used for general corporate purposes.

3.  NOTE PAYABLE AND LONG-TERM DEBT

The note payable to a bank consists of borrowings outstanding under a maximum $10 million unsecured working capital line of credit which expires in December 1996. Interest is payable monthly and is a function of the prime rate or LIBOR (5.9% at August 27, 1996).

Long-term debt consists of the following (in thousands):

                                                   August 27        May 28
                                                      1996           1996
                                                   -----------------------
Unsecured revolving loan                           $  5,000       $  5,000
Real estate acquisition and
  construction lines of credit                       53,200         32,200
Senior secured notes                                 14,400         15,600
                                                   -----------------------
                                                     72,600         52,800
Less current maturities                              (2,400)        (2,400)
                                                   -----------------------
                                                   $ 70,200       $ 50,400
                                                   =======================

In February 1995, the Company entered into an unsecured revolving loan agreement with a bank. The agreement provides for maximum borrowings of $20 million, including up to $1 million for letters of credit. Interest is payable monthly and is a function of the prime rate of LIBOR. The agreement is renewable annually with principal becoming due six months after the agreement is not renewed. The scheduled maturity date of the agreement is October 1997.

The Company's real estate acquisition and construction lines of credit provide for maximum aggregate borrowings of $130 million for the acquisition and construction of properties. Interest is payable monthly and is a function of the prime rate or LIBOR. The line of credit agreements, which are unsecured, expire at various dates through December 1997, but are expected to be renewed prior to their expirations.

At August 27, 1996, the Company's weighted average interest rate on its revolving loan agreement and real estate acquisition and construction lines of credit was 6.0%.

As of August 27, 1996, the Company has approximately $96.8 million of available borrowings under its various working capital and real estate acquisition lines of credit.

The Company has issued two senior secured notes, each for an original principal amount of $12 million, with an insurance company. The notes are collateralized by a first mortgage on certain retail store properties, equipment and fixtures. The agreements provide for interest at fixed rates of 10.11% and 9.8%, payable quarterly, with annual principal payments of $1.2 million on each December 15 and May 31.

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance as of August 27, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED AUGUST 27, 1996 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 29, 1995

Net sales for the thirteen weeks ended August 27, 1996 increased $18.7 million, or 26.3% over net sales for the comparable period ended August 29, 1995. The increase was a result of (1) an increase in net sales of $12.6 million attributable to stores opened since the beginning of fiscal 1996 and (2) a comparable store sales increase of 8.7%. Comparable store sales for the first quarter of fiscal 1997 include commercial sales of air conditioning products, such as freon. Such sales accounted for substantially all of the increase in comparable store sales. At August 27, 1996, the Company had 335 stores in operation, compared with 314 stores at May 28, 1996 and 258 stores at August 29, 1995.

In the first quarter of fiscal 1997, the more traditional DIY comparable store sales were impacted by the Company's strategy of opening new stores that are in proximity to existing Discount Auto Parts stores. The Company believes the negative impact on comparable store sales will be substantially offset by its ability to leverage costs such as advertising, transportation and store management expenses. The Company also believes this strategy responds to its customers' desire for shopping convenience. In addition, comparable store sales for the first quarter of fiscal 1997 are being compared to the comparable store sales increase of 8.3% in the first quarter of fiscal 1996.

Gross profit for the thirteen weeks ended August 27, 1996 was $33.9 million, or 37.7% of net sales, compared with $27.7 million, or 38.9% of net sales, for the comparable period of fiscal 1996. The reduction in gross profit percentage was in large part the result of the increased sales of freon, which generally tend to have a lower gross margin because of the product's commodity nature.

Selling, general and administrative (SG&A) expenses as a percentage of sales decreased during the first quarter of fiscal 1997 to 25.0% from 25.6% a year earlier. The decrease was primarily a result of lower SG&A expenses associated with commercial freon sales and cost leveraging from new store growth. The decrease was offset in part by increased team member benefits, including continued emphasis in training and advertising expenses.

Interest expense for the thirteen weeks ended August 27, 1996 was $1.1 million, compared to $1.9 million for the thirteen weeks ended August 29, 1995. The decrease in interest expense was the result of lower average interest rates and the overall reduction in average borrowings as a result of the net proceeds received from the Company's secondary stock offering in October 1995. The reduction in borrowings as a result of the secondary offering, was partially offset by subsequent borrowings for new store additions and other working capital needs.

The Company's effective tax rate for the thirteen weeks ended August 27, 1996 was 38.4% as compared with 38.3% for the same period a year ago.

As a result of the above factors, net income increased to $6.4 million for the thirteen weeks ended August 27, 1996 as compared to $4.7 million for the comparable period in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the thirteen weeks ended August 27, 1996, net cash of $3.3 million was used in the Company's operations versus $744 thousand for the comparable period of fiscal year 1996. During the first quarter of fiscal 1997, operating cash was provided primarily from earnings, depreciation and an increase in other liabilities. These positive impacts were offset by an increase in inventories resulting from new store growth, a decrease in trade accounts payable and an increase in prepaid expenses and other current assets. Trade accounts payable decreased as a result of certain extended vendor payment terms becoming due.

Capital expenditures for the thirteen weeks ended August 27, 1996 were $18.0 million. The majority of the capital expenditures related to the 21 stores opened during the quarter. The Company anticipates that capital expenditures for all of fiscal 1997 will total $65 million to $70 million. The Company expects to open 85 to 90 stores during fiscal 1997, as well as replacing or expanding an additional 10 to 20 stores. The Company has historically been able to finance most of its new store growth through unsecured lines of credit and medium and longer term mortgage financing provided by banks and other institutional lenders, and through cash flow from operations. As of August 27, 1996, the Company had approximately $58.2 million of borrowings outstanding and had $96.8 million of additional availability under its various financing agreements. Consistent with its historical practice, the Company expects to finance both its short and long-term liquidity needs for new store growth, as to land and buildings, primarily through these lines of credit and mortgage financing (and renewals and replacements thereof), and as to equipment, fixtures, primarily through cash flow from operations.

The Company's new store development program also requires significant working capital, principally for inventories. The Company has historically used trade credit to finance a portion of its inventory expansion and has been successful in negotiating extended payment terms and incentives from many suppliers through volume purchases. The Company believes that it will be able to continue financing much of its inventory growth through the extension of favorable payment terms and incentives from its vendors, but there can be no assurance that the Company will be successful in doing so. The additional funding for inventory expansion has been provided and is expected to continue to be provided from cash flow from operations.

The Company believes that the expected cash flows from operations, available bank borrowings and trade credit, will be sufficient to fund both the capital and liquidity needs of the Company for the near term.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A.E.W., Inc. d/b/a DAPS Discount Auto Parts Stores vs. Discount Auto Parts, Inc., United States District Court for the Northern District of Florida, Civil Division, Civil Action 94-30073-CIV-LAC.

On or about January 31, 1994, a complaint was originally filed against the Company by A.E.W., Inc. d/b/a DAPS Discount Auto Parts Stores in the Circuit Court in and for Escambia County, Florida (Case 94-0166-CA-01). A.E.W., which operates several retail auto parts stores in Escambia County, Florida, Fort Walton Beach, Florida, Mobile, Alabama, and Pascagoula and Gulfport, Mississippi, sought to enjoin, under several different counts, the Company's use of the trade names "Discount Auto Parts" and "DAP" without an accompanying identifier to the extent such use was likely to create confusion with A.E.W.'s business, and to recover, under several different counts, compensatory and punitive damages and attorney's fees. No specific dollar amount of damages was alleged in the complaint. A motion for preliminary injunction was also filed by A.E.W. The Company sought to remove the case to federal court and also moved to dismiss several counts or portions thereof and to strike certain references in the complaint. In February 1994, the Company was able to remove the case to federal court. A.E.W.'s motion for preliminary injunction was denied as was its motion for reconsideration of the ruling. The Company's motions to dismiss, and to strike were granted as to certain counts and denied as to all other counts. Discovery requests have been exchanged by the parties and such discovery is proceeding. Management of the Company believes that the claims in the complaint that have survived the motions to dismiss and to strike are without any substantial merit and intends to continue to defend the action vigorously.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule (For SEC Use Only)

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the thirteen-week period ended August 27, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DISCOUNT AUTO PARTS, INC.

Date : September 30, 1996              By: /s/ Peter J. Fontaine
                                           -------------------------------------
                                           Peter J. Fontaine
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)


Date : September 30, 1996              By: /s/ C. Michael Moore
                                           -------------------------------------
                                           C. Michael Moore
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)