Form 10-Q
period 1996-11-26
DISCOUNT AUTO PARTS INC
filed 1997-01-08
CIK 889409

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 26, 1996

                         Commission file number 1-11276

                           DISCOUNT AUTO PARTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                               59-1447420
---------------------------------                       ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                             Identification No.)

4900 Frontage Road, South
      Lakeland, Florida                                           33815
----------------------------------------                ------------------------
(Address of principal executive offices)                        (zip code)

                                (941) 687-9226
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

Common Stock $.01 Par Value - 16,580,014 shares as of November 26, 1996

                           DISCOUNT AUTO PARTS, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                     Page
                                                                                   ----
Item 1. Financial Statements (Unaudited)

        Condensed Balance Sheets - November 26, 1996 and May 28, 1996................3

        Condensed Statements of Income - for the twenty-six and thirteen weeks ended November 26, 1996 and November 28, 1995...............................4

        Condensed Statements of Cash Flows - for the twenty-six weeks ended November 26, 1996 and November 28, 1995...............................5

        Notes to Condensed Financial Statements......................................6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................................9

Item 4. Submission of Matters to a Vote of Security Holders..........................9

Item 6. Exhibits and Reports on Form 8-K............................................10

SIGNATURES..........................................................................10

PART I - FINANCIAL INFORMATION

DISCOUNT AUTO PARTS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

                                                      NOVEMBER 26      MAY 28
                                                          1996          1996
                                                      -------------------------
Assets                                                      (In thousands)
Current assets:
    Cash and cash equivalents                          $   4,097      $   4,552
    Inventories                                          128,244        111,408
    Prepaid expenses and other current assets             13,769          9,197
                                                       ------------------------
Total current assets                                     146,110        125,157

Property, plant and equipment                            282,369        247,021
Less allowances for depreciation
     and amortization                                    (44,416)       (38,927)
                                                       ------------------------
                                                         237,953        208,094


Other assets                                                 854          1,013
                                                       ------------------------
Total assets                                           $ 384,917      $ 334,264
                                                       ========================


Liabilities and stockholders' equity
Current liabilities:
    Note payable to bank                               $   5,000      $   5,000
    Trade accounts payable                                45,184         49,056
    Other current liabilities                             11,120          8,900
    Current maturities of long-term debt                   2,400          2,400
                                                       ------------------------
Total current liabilities                                 63,704         65,356

Deferred income taxes                                      2,462          2,462
Long-term debt                                            89,300         50,400

Stockholders' equity:
    Preferred stock                                         --             --
    Common stock                                             166            166
    Additional paid-in capital                           140,339        140,245
    Retained earnings                                     88,946         75,635
                                                       ------------------------
Total stockholders' equity                               229,451        216,046
                                                       ------------------------
Total liabilities and stockholders' equity             $ 384,917      $ 334,264
                                                       ========================





See accompanying notes.                                                        3

DISCOUNT AUTO PARTS, INC.

CONDENSED STATEMENTS OF INCOME  (UNAUDITED)




                                          TWENTY-SIX WEEKS                     THIRTEEN WEEKS
                                               ENDED                               ENDED
                                   -----------------------------       ----------------------------
                                   NOVEMBER 26       NOVEMBER 28       NOVEMBER 26      NOVEMBER 28
                                       1996              1995              1996             1995
                                   -----------------------------       ----------------------------
                                               (In thousands, except per share amounts)
Net sales                           $ 185,155         $ 145,119         $  95,054        $  73,765
Cost of sales, including
  distribution costs                  114,481            88,286            58,328           44,658
                                    ---------         ---------         ---------        ---------
     Gross profit                      70,674            56,833            36,726           29,107

Selling, general and
  administrative expenses              46,427            37,672            23,938           19,431
                                    ---------         ---------         ---------        ---------
     Income from operations            24,247            19,161            12,788            9,676

Other income (expense)                    (79)              697              (101)             660
Interest expense                       (2,539)           (3,157)           (1,471)          (1,302)
                                    ---------         ---------         ---------        ---------
Income before income taxes             21,629            16,701            11,216            9,034

Income taxes                            8,318             6,445             4,318            3,474
                                    ---------         ---------         ---------        ---------
Net income                          $  13,311         $  10,256         $   6,898        $   5,560
                                    =========         =========         =========        =========



Net income per share                $     .80         $     .70         $     .42        $     .36
                                    =========         =========         =========        =========


Weighted average number of shares      16,576            14,723            16,578           15,533
                                    =========         =========         =========        =========





See accompanying notes.                                                        4

DISCOUNT AUTO PARTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     TWENTY - SIX WEEKS
                                                                            ENDED
                                                                ----------------------------
                                                                NOVEMBER 26      NOVEMBER 28
                                                                    1996            1995
                                                                ----------------------------
                                                                       (In thousands)
Operating  activities:

Net income                                                       $ 13,311         $ 10,256
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation  and  amortization                              5,867            4,509
       Changes in operating assets and liabilities:
         (Increase) in inventories                                (16,836)          (2,357)
         (Increase) in prepaid expenses and
            other current assets                                   (4,572)          (1,125)
         Decrease (increase) in other assets                          106              (90)
         (Decrease) in trade accounts payable                      (3,872)         (11,411)
         Increase (decrease) in other current liabilities           2,220           (1,080)
                                                                 --------         --------
Net cash used in operating activities                              (3,776)          (1,298)


Investing  activities:
Purchases of property, plant and equipment                        (35,673)         (20,009)
                                                                 --------         --------
Net cash used in investing activities                             (35,673)         (20,009)

Financing  activities:

Proceeds from short-term borrowings and long-term debt             53,600           21,000
Payments of short-term borrowings and long-term debt              (14,700)         (75,940)
Proceeds from issuances of common stock                                94           75,561
                                                                 --------         --------
Net cash provided by financing activities                          38,994           20,621


Net decrease in cash and cash equivalents                            (455)            (686)
Cash and cash equivalents at beginning of period                    4,552            5,329
                                                                 --------         --------
Cash and cash equivalents at end of period                       $  4,097         $  4,643
                                                                 ========         ========





See accompanying notes.                                                        5

                           DISCOUNT AUTO PARTS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               NOVEMBER 26, 1996

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

Operating results for the thirteen-week and twenty-six week periods ended November 26, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

3.  NOTE PAYABLE AND LONG-TERM DEBT

The note payable to a bank consists of borrowings outstanding under a maximum $10 million unsecured working capital line of credit which expired in December 1996 and was repaid at expiration. The line of credit was not renewed.

Long-term debt consists of the following (in thousands):

                                                      November 26        May 28
                                                             1996          1996
                                                      -------------------------
Unsecured revolving loan                              $  5,000         $  5,000
Real estate acquisition and
  construction lines of credit                          72,300           32,200
Senior secured notes                                    14,400           15,600
                                                      -------------------------
                                                        91,700           52,800
Less current maturities                                 (2,400)          (2,400)
                                                      -------------------------
                                                      $ 89,300         $ 50,400
                                                      =========================

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

At November 26, 1996, the Company's weighted average interest rate on its revolving loan agreement and real estate acquisition and construction lines of credit was 6.0%.

As of November 26, 1996, the Company had approximately $72.7 million of available borrowings under its revolving loan agreement and real estate acquisition and construction lines of credit.

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

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance as of November 26, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED NOVEMBER 26, 1996 COMPARED TO THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED NOVEMBER 28, 1995

Net sales for the thirteen weeks ended November 26, 1996 increased $21.3 million, or 28.9% over net sales for the comparable period ended November 28, 1995. The increase was a result of (1) a comparable store sales increase of 10.0% and (2) an increase in net sales for stores opened since the beginning of fiscal 1996. Net sales for the twenty-six weeks ended November 26, 1996 increased $40.0 million, or 27.6% over net sales for the comparable period ended November 28, 1995. The increase was a result of (1) a comparable store sales increase of 9.3%. and (2) an increase in net sales for stores opened since the beginning of fiscal 1996. At November 26, 1996, the Company had 360 stores in operation, compared with 314 stores at May 28, 1996 and 277 stores at November 28, 1995.

Comparable store sales for both the second quarter and the first six months of fiscal 1997 include commercial sales of air conditioning products, such as freon. These commercial sales have been the driving force behind the Company's ability to achieve positive comparable store sales for both of these periods. Although there can be no assurance, commercial sales of R-12 freon, which comprised the majority of the increase in commercial sales, are anticipated to continue for the next 4 to 6 fiscal quarters.

In both the second quarter and the first six months of fiscal 1997, the more traditional DIY comparable store sales continued to be impacted by the Company's strategy of opening new stores that are in proximity to existing Discount Auto Parts stores. The Company believes the negative impact on comparable store sales in time will be substantially offset by its ability to leverage costs such as advertising, transportation and store management expenses. The Company also believes this strategy responds to its customers' desire for shopping convenience. In addition, comparable store sales for the second quarter and the first six months of fiscal 1997 are being compared to a comparable store sales increase of 8.1% for the same periods a year ago.

Gross profit for the thirteen weeks ended November 26, 1996 was $36.7 million, or 38.6% of net sales, compared with $29.1 million, or 39.5% of net sales, for the comparable period of fiscal 1996. Gross profit for the twenty-six weeks ended November 26, 1996 was $70.7 million, or 38.2% of net sales, compared with $56.8 million, or 39.2% of net sales, for the comparable period of fiscal 1996. The reduction in gross profit percentage for both periods was primarily the result of the increased sales of freon, which generally tend to have a lower gross margin because of the product's commodity nature.

Selling, general and administrative (SG&A) expenses as a percentage of sales decreased during the second quarter of fiscal 1997 to 25.2% from 26.3% a year earlier. SG&A expenses as a percentage of sales decreased during the twenty-six weeks ended November 26, 1996 to 25.1% from 26.0% a year earlier. The decrease was primarily a result of lower SG&A expenses associated with commercial freon sales and cost leveraging from new store growth. The decrease was offset in part by increased team member benefits, including continued emphasis in training and increased advertising expenses, and additional depreciation expense attributable to new store growth.

Interest expense for the thirteen weeks ended November 26, 1996 was $1.5 million, compared to $1.3 million for the thirteen weeks ended November 28, 1995. The increase in interest expense was the result of additional borrowings in connection with new store growth and other working capital needs and was offset in part from lower average interest rates.

Interest expense for the twenty-six weeks ended November 26, 1996 was $2.5 million, compared to $3.2 million for the twenty-six weeks ended November 28, 1995. The decrease in interest expense was the result of lower average interest rates and the overall reduction in average borrowings as a result of the net proceeds received from the Company's secondary stock offering in October 1995. The reduction in borrowings as a result of the secondary offering, was partially offset by subsequent borrowings for new store additions and other working capital needs.

The Company's effective tax rate for the thirteen weeks ended November 26, 1996 was 38.5% as compared with 38.5% for the same period a year ago. The Company's effective tax rate for the twenty-six weeks ended November 26, 1996 was 38.5% as compared with 38.6% for the same period a year ago.

As a result of the above factors, net income increased to $6.9 million for the thirteen weeks ended November 26, 1996 as compared to $5.6 million for the comparable period in fiscal 1996 and, net income increased to $13.3 million for the twenty-six weeks ended November 26, 1996 as compared to $10.3 million for the comparable period in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the twenty-six weeks ended November 26, 1996, net cash of $3.8 million was used in the Company's operations versus $1.3 million for the comparable period of fiscal year 1996. During the first six months of fiscal 1997, cash flows from operating activities was positively impacted primarily by current period earnings, depreciation and an increase in other liabilities. These positive impacts were offset by an increase in inventories resulting from primarily new store growth, a decrease in trade accounts payable and an increase in prepaid expenses and other current assets. Trade accounts payable decreased as a result of certain extended vendor payment terms granted at the end of fiscal 1996 coming due. Prepaid expenses and other current assets primarily increased due to the timing of amounts earned and collections on certain vendors incentive programs.

Capital expenditures for the twenty-six weeks ended November 26, 1996 were $35.7 million. The majority of the capital expenditures related to the 46 stores opened during the first six months of fiscal 1997. The Company anticipates that capital expenditures for all of fiscal 1997 will total $65 million to $70 million. The Company expects to open 85 to 90 stores during fiscal 1997, as well as replacing or expanding an additional 10 to 20 stores. The Company also expects to begin the expansion of its existing distribution center from 300,000 square feet to 600,000 square feet in the spring of 1997, with completion expected near the end of fiscal 1998. Total cost of the expansion is estimated to be approximately $15 million.

The Company has historically been able to finance most of its new store growth through unsecured lines of credit and medium and longer term mortgage financing provided by banks and other institutional lenders, and through cash flow from operations.

As of November 26, 1996, the Company had $72.7 million of additional availability under its existing financing agreements. Consistent with its historical practice, the Company expects to finance both its short and long-term liquidity needs for new store growth, as to land and buildings, primarily through these lines of credit and mortgage financing (and renewals and replacements thereof), and as to equipment, fixtures, primarily through cash flow from operations. Financing for the distribution center expansion is expected to be provided through more permanent type financing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on October 8, 1996. There were 16,575,343 shares of Common Stock entitled to vote. The following matters were voted at the meeting.

The Board of Directors was increased in the number of members from five directors to six directors, with 15,592,300 votes for the increase, 112,775 votes against the increase and 42,469 abstentions.

A Gordon Tunstall was elected to fill a Class I director seat for a three year term, with 15,378,276 votes for his election and 369,268 withheld. David P. Walling was elected to fill a Class I director seat for a three year term with 15,380,152 votes for his election and 367,392 withheld. Directors continuing to serve are Peter Fontaine, President and Chief Executive Officer, Warren Shatzer, Executive Vice President - Merchandising, William C. Perkins, Executive Vice President - Operations and E.E. Wardlow, Director.

A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditor for fiscal year 1997 was approved and adopted, with 15,727,475 votes for the proposal, 11,590 against the proposal and 8,479 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule  (For SEC Use Only)

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the thirteen-week period ended November 26, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DISCOUNT AUTO PARTS, INC.

Date:  January 8, 1997               By: /s/ Peter J. Fontaine
       --------------------              ---------------------
                                         Peter J. Fontaine
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)

Date:  January 8, 1997               By: /s/ C. Michael Moore
       --------------------              ---------------------
                                         C. Michael Moore
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)