Form 10-Q/A
period 1996-11-26
DISCOUNT AUTO PARTS INC
filed 1997-04-17
CIK 889409

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 26, 1996

                        Commission file number 1-11276

                           DISCOUNT AUTO PARTS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Florida                                       59-1447420
-------------------------------                       ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                        Identification No.)



4900 Frontage Road, South
 Lakeland, Florida                                        33815
---------------------------------------         -------------------------------
(Address of principal executive offices)                 (zip code)


                                 (941) 687-9226
------------------------------------------------------------------------------
              Registrant's telephone number, including area code


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

        Condensed Balance Sheets - November 26, 1996 and May 28,1996.................4

        Condensed Statements of Income - for the twenty-six and thirteen weeks ended November 26, 1996 and November 28, 1995...............................5

        Condensed Statements of Cash Flows - for the twenty-six weeks ended November 26, 1996 and November 28, 1995...............................6

        Notes to Condensed Financial Statements......................................7


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................9

Item 6. Exhibits....................................................................11



SIGNATURES..........................................................................12

Explanatory Note

The following discussion incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed except where specifically noted. It also includes forward looking statements and other information included in the original filing which have not been updated to address events occurring subsequent to the date of the original filing, or changes in circumstances or information that has come to light since the original filing of this report. For an update on the matters addressed in this report, see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation and Part II, Item 1. Legal Proceedings set forth in the Company's Form 10-Q report for the quarter March 4, 1997.

The registrant is amending Part I and the related financial data schedule of its quarterly report on Form 10-Q for the quarter ended November 26, 1996 ("Second Quarter 10-Q") to (i) reflect certain transactions as sales with associated cost of goods sold rather than as fee income, (ii) provide more detail with respect to comparable store sales (iii) to reflect certain accounts receivable and an increase in the amount of long term indebtedness (current maturities) based on certain timing of receipt and payment issues, and (iv) make certain corresponding changes.

The principal effect of this amendment is to increase previously reported second quarter net sales and cost of goods sold, accounts receivable, and long-term indebtedness and to reflect an increase in the cash used in operating activities. Although the Company believes that the accounting treatment previously given to certain transactions associated with commercial sales of freon may have been appropriate, it has been determined, after a further review of the substance of these transactions by the Company together with its advisors, that a different presentation may provide a clearer view of the results of the Company's operations during the second quarter of fiscal 1997. Accordingly, Part I of the Second Quarter 10-Q is hereby amended by deleting the text thereof in its entirety and substituting the following revised Part I:

PART I - FINANCIAL INFORMATION

Discount Auto Parts, Inc.

Condensed Balance Sheets (Unaudited)

                                                      November 26      May 28
                                                          1996          1996
                                                      -------------------------
                                                           (In thousands)
Current assets:
    Cash and cash equivalents                         $   4,097      $   4,552
    Inventories                                         128,244        111,408
    Accounts receivable                                  13,519             --
    Prepaid expenses and other current assets            13,750          9,197
                                                      ------------------------
Total current assets                                    159,610        125,157

Property, plant and equipment                           282,369        247,021
Less allowances for depreciation
     and amortization                                   (44,416)       (38,927)
                                                      ------------------------
                                                        237,953        208,094


Other assets                                                854          1,013
                                                      ------------------------
Total assets                                          $ 398,417      $ 334,264
                                                      ========================


Liabilities and stockholders' equity
Current liabilities:
    Note payable to bank                              $   5,000      $   5,000
    Trade accounts payable                               45,184         49,056
    Other current liabilities                            11,120          8,900
    Current maturities of long-term debt                 15,900          2,400
                                                      ------------------------
Total current liabilities                                77,204         65,356

Deferred income taxes                                     2,462          2,462
Long-term debt                                           89,300         50,400

Stockholders' equity:
    Preferred stock                                          --             --
    Common stock                                            166            166
    Additional paid-in capital                          140,339        140,245
    Retained earnings                                    88,946         75,635
                                                      ------------------------
Total stockholders' equity                              229,451        216,046
                                                      ------------------------
Total liabilities and stockholders' equity            $ 398,417      $ 334,264
                                                      ========================



See accompanying notes.

Discount Auto Parts, Inc.

Condensed Statements of Income (Unaudited)



                                        Twenty-Six weeks           Thirteen weeks
                                             ended                     ended
                                   --------------------------  ---------------------------
                                   November 26    November 28  November 26   November 28
                                      1996            1995         1996          1995
                                   --------------------------  ---------------------------
                                           (In thousands, except per share amounts)
Net sales                           $ 195,889       $ 145,119    $ 105,788        $ 73,765
Cost of sales, including
  distribution costs                  125,215          88,286       69,062          44,658
                                    ---------       ---------    ---------        --------
     Gross profit                      70,674          56,833       36,726          29,107

Selling, general and
  administrative expenses              46,427          37,672       23,938          19,431
                                    ---------       ---------    ---------        --------
     Income from operations            24,247          19,161       12,788           9,676

Other income (expense)                    (79)            697         (101)            660
Interest expense                       (2,539)         (3,157)      (1,471)         (1,302)
                                    ---------       ---------    ---------        --------
Income before income taxes             21,629          16,701       11,216           9,034

Income taxes                            8,318           6,445        4,318           3,474
                                    ---------       ---------    ---------        --------
Net income                          $  13,311       $  10,256    $   6,898        $  5,560
                                    =========       =========    =========        ========



Net income per share                $     .80       $     .70    $     .42        $    .36
                                    =========       =========    =========        ========


Weighted average number of shares      16,576          14,723       16,578          15,533
                                    =========       =========    =========        ========


See accompanying notes.

Discount Auto Parts, Inc.

Condensed Statements of Cash Flows (Unaudited)


                                                                       Twenty - Six weeks
                                                                             ended
                                                                     --------------------------
                                                                     November 26    November 28
                                                                       1996           1995
                                                                     --------------------------
Operating  activities:                                                     (In thousands)

Net income                                                           $ 13,311        $ 10,256
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation  and  amortization                                  5,867           4,509
       Changes in operating assets and liabilities:
         (Increase) in inventories                                    (16,836)         (2,357)
         (Increase) in accounts receivable                            (13,519)           --
         (Increase) in prepaid expenses and
            other current assets                                       (4,553)         (1,125)
         Decrease (increase) in other assets                              106             (90)
         Decrease in trade accounts payable                            (3,872)        (11,411)
         Increase (decrease) in other current liabilities               2,220          (1,080)
                                                                     --------        --------
Net cash used in operating activities                                 (17,276)         (1,298)


Investing  activities:
Purchases of property, plant and equipment                            (35,673)        (20,009)
                                                                     --------        --------
Net cash used in investing activities                                 (35,673)        (20,009)

Financing  activities:

Proceeds from short-term borrowings and long-term debt                 53,600          21,000
Payments of short-term borrowings and long-term debt                   (1,200)        (75,940)
Proceeds from issuances of common stock                                    94          75,561
                                                                     --------        --------
Net cash provided by financing activities                              52,494          20,621


Net increase (decrease) in cash and cash equivalents                     (455)           (686)
Cash and cash equivalents at beginning of period                        4,552           5,329
                                                                     --------        --------
Cash and cash equivalents at end of period                           $  4,097        $  4,643
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

Long-term debt consists of the following (in thousands):

                                                     November 26   May 28
                                                            1996     1996
                                                   -----------------------
Unsecured revolving loan                           $    5,000    $   5,000
Real estate acquisition and
  construction lines of credit                         85,800       32,200
Senior secured notes                                   14,400       15,600
                                                   -----------------------
                                                      105,200       52,800
Less current maturities                               (15,900)      (2,400)
                                                   -----------------------
                                                   $   89,300    $  50,400
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

As of November 26, 1996, the Company had approximately $59.2 million of available borrowings under its revolving loan agreement and real estate acquisition and construction lines of credit.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

Thirteen Weeks and Twenty-Six Weeks Ended November 26, 1996
Compared to Thirteen Weeks and Twenty-Six Weeks Ended November 28, 1995

Net sales for the thirteen weeks ended November 26, 1996 increased $32.0 million, or 43.4% over net sales for the comparable period ended November 28, 1995. Of this increase, $21.4 million represented commercial sales of R-12 freon (there having been no significant level of commercial freon sales in the comparable period ended November 28, 1995). Net sales for the thirteen weeks ended November 26, 1996 from the Company's core retail store operations increased $10.6 million or 14.3% over the comparable period ended November 28, 1995. Comparable store sales increased by 24.8% when including commercial sales of R-12 freon in the sales figures; comparable store sales from the Company's core retail store operations decreased by 4.7% for the quarter. The decrease in comparable store sales from the Company's core retail operations was more than offset by net sales from new stores opened since the beginning of fiscal 1996.

Net sales for the twenty-six weeks ended November 26, 1996 increased $50.8 million, or 35.0% over net sales for the comparable period ended November 28, 1995. Of this increase $28.2 million represented commercial sales of R-12 freon (there having been no significant level of commercial freon sales in the comparable period ended November 28, 1995). Net sales for the twenty-six weeks ended November 26, 1996 from the Company's core retail store operations increased $22.6 million or 15.5% over the comparable period ended November 28, 1995. Comparable store sales increased by 16.9% when including commercial sales of R-12 freon in the sales figures; comparable store sales from the Company's core retail store operations decreased by 3.1% for the twenty-six week period. The decrease in comparable store sales from the Company's core retail store operations was more than offset by net sales from new stores opened since the beginning of fiscal 1996.

At November 26, 1996, the Company had 360 stores in operation, compared with 314 stores at May 28, 1996 and 277 stores at November 28, 1995.

As indicated above, comparable store sales for both the second quarter and the first six months of fiscal 1997 include commercial sales of air conditioning products, such as R-12 freon. These commercial sales have been the driving force behind the Company's ability to achieve positive comparable store sales for both of these periods. Although there can be no assurance, commercial sales of R-12 freon, which comprised the majority of the increase in commercial sales, were, as of the date of the original filing of this report, anticipated to continue for the next 4 to 6 fiscal quarters. Subsequent to the original filing of this report, the Company determined and announced that it did not expect to make any significant sales of R-12 freon during the third and fourth quarters of fiscal 1997.

In both the second quarter and the first six months of fiscal 1997, the more traditional DIY comparable store sales continued to be impacted by the Company's strategy of opening new stores that are in proximity to existing Discount Auto Parts stores. The Company believes the negative impact on comparable store sales in time will be substantially offset by its ability to leverage costs such as advertising, transportation and store management expenses. The Company also believes that this strategy responds to its customers' desire for shopping convenience. In addition, comparable store sales for the second quarter and the first six months of fiscal 1997 are being compared to a comparable store sales increase of 8.1% for the same periods a year ago.

Gross profit for the thirteen weeks ended November 26, 1996 was $36.7 million, or 34.7% of net sales, compared with $29.1 million, or 39.5% of net sales, for the comparable period of fiscal 1996. Gross profit for the twenty-six weeks ended November 26, 1996 was $70.7 million, or 36.1% of net sales, compared with $56.8 million, or 39.2% of net sales, for the comparable period of fiscal 1996. The significant reduction in gross profit percentage for both periods was primarily the result of the increased sales of R-12 freon, which generally tend to have a lower gross margin because of the product's commodity nature. As anticipated, the gross profit percentage on sales from the core retail store operations was lower in these current periods as compared to the comparable periods in the prior fiscal year primarily due to the continuing effects of decreases in retail pricing which occurred in the fourth quarter of fiscal 1996.

Selling, general and administrative (SG&A) expenses as a percentage of sales decreased during the second quarter of fiscal 1997 to 22.6% from 26.3% a year earlier. SG&A expenses as a percentage of sales decreased during the twenty-six weeks ended November 26, 1996 to 23.7% from 26.0% a year earlier. The decrease was primarily a result of the increased commercial sales of R-12 freon, which have only nominal SG&A expenses, and cost leveraging from new store growth. The decrease was offset in part by increased team member benefits, including continued increased emphasis in training and increased advertising expenses and by the additional depreciation expense attributable to new store growth.

Interest expense for the thirteen weeks ended November 26, 1996 was $1.5 million, compared to $1.3 million for the thirteen weeks ended November 28, 1995. The increase in interest expense was the result of additional borrowings in connection with new store growth and other working capital needs and was offset in part from lower average interest rates.

Interest expense for the twenty-six weeks ended November 26, 1996 was $2.5 million, compared to $3.2 million for the twenty-six weeks ended November 28, 1995. The decrease in interest expense was the result of lower average interest rates and the overall reduction in average borrowings as a result of the application of net proceeds received from the Company's secondary stock offering in October 1995. The reduction in borrowings as the result of the secondary offering, was partially offset by subsequent borrowings for new store additions and other working capital needs.

The Company's effective tax rate for the thirteen weeks ended November 26, 1996 was 38.5% as compared with 38.5% for the same period a year ago. The Company's effective tax rate for the twenty-six weeks ended November 26, 1996 was 38.5% as compared to 38.6% for the same period a year ago.

As a result of the above factors, net income increased to $6.9 million for the thirteen weeks ended November 26, 1996 as compared to $5.6 million for the comparable period ended November 28, 1995, and, net income increased to $13.3 million for the twenty-six weeks ended November 26, 1996 as compared to $10.3 million for the comparable period ended November 28, 1995.


Liquidity and Capital Resources

For the twenty-six weeks ended November 26, 1996, net cash of $17.3 million was used in the Company's operations versus $1.3 million for the comparable period of fiscal year 1996. The significant increase in the use of cash was primarily a result of an increase in accounts receivable from the sale of R-12 freon. Accounts receivable in the amount of approximately $13.5 million were collected shortly following the end of the quarter and such collections were immediately used to reduce the balance of the Company's long-term debt.

During the first six months of fiscal 1997, cash flow from operating activities was positively impacted primarily by current period earnings, deprecation and an increase in other liabilities.

These positive impacts were more than offset by the aforementioned accounts receivable, increases in inventories including those resulting from new store growth, a decrease in trade accounts payable and an increase in prepaid expenses and other current assets. Trade accounts payable decreased as a result of the need to pay certain accounts payable relating to certain extended vendor payment terms granted at the end of fiscal 1996 coming due. Prepaid expenses and other current assets primarily increased due to the timing of amounts earned and collections on certain vendors incentive programs.

Capital expenditures for the twenty-six weeks ended November 26, 1996 were $35.7 million. The majority of the capital expenditures related to the 46 stores opened during the first six months of fiscal 1997. The Company anticipates that capital expenditures for all of fiscal 1997 will total $65 to $70 million. The Company expects to open 85 to 90 stores during fiscal 1997, as well as replacing or expanding an additional 10 to 20 stores. The Company also expects to begin the expansion of its existing distribution center from 300,000 square feet to 600,000 square feet in the spring of 1997, with completion expected near the end of fiscal 1998. Total cost of the expansion is estimated to be approximately $15 million.

The Company has historically been able to finance most of its new store growth through unsecured lines of credit and medium and longer term mortgage financing provided by banks and other institutional lenders and through cash flow from operations. As of November 26, 1996, the Company had $59.2 million of additional availability under its existing financing arrangements. Nevertheless, because shortly following the end of the quarter, $13.5 million in accounts receivable was paid and the proceeds were used to pay down the outstanding long-term indebtedness, the availability under its existing financing arrangements was effectively increased so as to make such $13.5 million available under the Company's financing arrangements.

Consistent with its historical practice, the Company expects to finance both its short and long-term liquidity needs for new store growth, as to land and buildings, primarily through these lines of credit and mortgage financing (and renewals and replacements thereof), and as to equipment and fixtures, primarily through cash flow from operations. Financing for the distribution center expansion is expected to be provided through more permanent type financing.

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

Item 6.  Exhibits

(a)  Exhibits

27       Financial Data Schedule  (For SEC Use Only)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DISCOUNT AUTO PARTS, INC.

Date : April 17, 1997       By:     /s/ Peter J. Fontaine
       --------------               ---------------------
                                    Peter J. Fontaine
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date : April 17, 1997       By:     /s/ C. Michael Moore
       --------------               ---------------------
                                    C. Michael Moore
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                     Officer)