Form 10-Q
period 1997-03-04
DISCOUNT AUTO PARTS INC
filed 1997-04-17
CIK 889409

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 4, 1997

                        Commission file number 1-11276

                           DISCOUNT AUTO PARTS, INC.

------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     Florida                                              59-1447420
---------------------------------                 ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                         Identification No.)



4900 Frontage Road, South
   Lakeland, Florida                                        33815
---------------------------------------            ---------------------------
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

Common Stock $.01 Par Value - 16,582,460 shares as of March 4, 1997

                          Discount Auto Parts, Inc.

                                    Index



PART I.  FINANCIAL INFORMATION                                                        Page

Item 1.  Financial Statements (Unaudited)

        Condensed Balance Sheets - March 4, 1997 and May 28,1996.....................3

        Condensed Statements of Income - for the forty and fourteen weeks ended March 4, 1997 and the thirty-nine and thirteen weeks ended February 27, 1996.....................................................4

        Condensed Statements of Cash Flows - for the forty weeks ended
        March 4, 1997 and the thirty-nine weeks ended February 27, 1996..............5

        Notes to Condensed Financial Statements......................................6


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................8


PART II. OTHER INFORMATION


Item 1. Legal Proceedings............................................................11

Item 6. Exhibits and Reports on Form 8-K............................................ 12

SIGNATURES.......................................................................... 13

PART I - FINANCIAL INFORMATION

Discount Auto Parts, Inc.

Condensed Balance Sheets (Unaudited)


                                                      March 4           May 28
                                                        1997             1996
                                                      -------------------------
Assets                                                      (In thousands)
Current assets:
    Cash and cash equivalents                         $   5,114       $   4,552
    Inventories                                         135,441         111,408
    Prepaid expenses and other current assets            13,243           9,197
                                                      -------------------------
Total current assets                                    153,798         125,157

Property, plant and equipment                           298,855         247,021
Less allowances for depreciation
     and amortization                                   (47,562)        (38,927)
                                                      -------------------------
                                                        251,293         208,094


Other assets                                                828           1,013
                                                      -------------------------
Total assets                                          $ 405,919       $ 334,264
                                                      =========================

Liabilities and stockholders' equity
Current liabilities:
    Trade accounts payable                            $  49,748       $  49,056
    Other current liabilities                             8,178           8,900
    Note payable to bank                                     --           5,000
    Current maturities of long-term debt                  2,400           2,400
                                                      -------------------------
Total current liabilities                                60,326          65,356

Deferred income taxes                                     3,537           2,462
Long-term debt                                          106,949          50,400

Stockholders' equity:
    Preferred stock                                          --              --
    Common stock                                            166             166
    Additional paid-in capital                          140,383         140,245
    Retained earnings                                    94,558          75,635
                                                      -------------------------
Total stockholders' equity                              235,107         216,046
                                                      -------------------------
Total liabilities and stockholders' equity            $ 405,919       $ 334,264
                                                      =========================




See accompanying notes.

Discount Auto Parts, Inc.

Condensed Statements of Income (Unaudited)




                                         Forty       Thirty-Nine     Fourteen    Thirteen
                                          weeks         weeks          weeks      weeks
                                          ended         ended          ended      ended
                                       ---------------------------------------------------
                                        March 4       February 27    March 4   February 27
                                          1997          1996           1997       1996
                                       ---------------------------------------------------
                                               (In thousands, except per share amounts)
Net sales                              $ 297,765      $ 220,545     $ 101,876     $ 75,426
Cost of sales, including
  distribution costs                     189,238        133,731        64,023       45,445
                                       ---------      ---------     ---------     --------
     Gross profit                        108,527         86,814        37,853       29,981

Selling, general and
  administrative expenses                 73,312         57,963        26,885       20,291
                                       ---------      ---------     ---------     --------
     Income from operations               35,215         28,851        10,968        9,690

Other income (expense)                       (97)         1,141           (18)         444
Interest expense                          (4,364)        (4,103)       (1,825)        (946)
                                       ---------      ---------     ---------     --------
Income before income taxes                30,754         25,889         9,125        9,188

Income taxes                              11,831          9,987         3,513        3,542
                                       ---------      ---------     ---------     --------
Net income                             $  18,923      $  15,902     $   5,612     $  5,646
                                       =========      =========     =========     ========



Net income per share                   $    1.14      $    1.04     $     .34     $    .34
                                       =========      =========     =========     ========


Weighted average number of shares         16,579         15,338        16,581       16,569
                                       =========      =========     =========     ========



See accompanying notes

Discount Auto Parts, Inc.

Condensed Statements of Cash Flows (Unaudited)


                                                          Forty Weeks  Thirty-nine weeks
                                                             ended          ended
                                                          ------------------------------
                                                           March 4        February 27
                                                             1997           1996
                                                          ------------------------------
Operating  activities:                                          (In thousands)
Net income                                                 $ 18,923      $ 15,902
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation  and  amortization                        9,044         6,958
       Deferred income taxes                                  1,075          --
       Changes in operating assets and liabilities:
         (Increase) in inventories                          (24,033)       (9,268)
         (Increase) in prepaid expenses and
            other current assets                             (4,046)          (57)
         Decrease (increase) in other assets                    108          (124)
         Increase (decrease) in trade accounts payable          692       (11,847)
         (Decrease) increase in other current liabilities      (722)        1,157
                                                           --------      --------
Net cash provided by operating activities                     1,041         2,721


Investing  activities:
Purchases of property, plant and equipment                  (52,166)      (35,602)
                                                           --------      --------
Net cash used in investing activities                       (52,166)      (35,602)

Financing  activities:

Proceeds from short-term borrowings and long-term debt       77,100        32,500
Payments of short-term borrowings and long-term debt        (25,551)      (77,140)
Proceeds from issuances of common stock                         138        75,570
                                                           --------      --------
Net cash provided by financing activities                    51,687        30,930


Net increase (decrease) in cash and cash equivalents            562        (1,951)
Cash and cash equivalents at beginning of period              4,552         5,330
                                                           --------      --------
Cash and cash equivalents at end of period                 $  5,114      $  3,379
                                                           ========      ========



See accompanying notes
                                                                              5

                           Discount Auto Parts, Inc.

              Notes to Condensed Financial Statements (Unaudited)
                                 March 4, 1997

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

Operating results for the fourteen-week and forty-week periods ended March 4, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

3.  Long-Term Debt


Long-term debt consists of the following (in thousands):

                                             March 4       May 28
                                              1997          1996
                                           -----------------------
Unsecured revolving loan                   $   5,000      $  5,000
Real estate acquisition and
  construction lines of credit                91,149        32,200
Senior secured notes                          13,200        15,600
                                           -----------------------
                                             109,349        52,800
Less current maturities                       (2,400)       (2,400)
                                           -----------------------
                                           $ 106,949      $ 50,400
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

The Company's real estate acquisition and construction lines of credit provide for maximum aggregate borrowings of $130 million for the acquisition and construction of properties. Interest is payable monthly and is a function of the prime rate or LIBOR. The agreements are provided by two separate banks. One line of credit agreement ($80 million), which is unsecured, is scheduled to expire in October 1997, but the Company has received a commitment to extend the expiration date to April 1, 1998. The second facility ($50 million) which is also unsecured, is scheduled to expire in December 1997. The Company expects to renew or replace its real estate and acquisition lines of credit prior to their expiration.

At March 4, 1997, the Company's weighted average interest rate on its revolving loan agreement and real estate acquisition and construction lines of credit was 6.0%.

As of March 4, 1997, the Company had approximately $53.9 million of available borrowings under its revolving loan agreement and real estate acquisition and construction lines of credit.

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

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance as of March 4, 1997.

4. Contingencies

On February 12, 1997, a complaint was filed by Airgas, Inc. and certain of its subsidiaries against the Company, one of its employees and other defendants in the United States District Court for the Southern District of Georgia, Savannah Division. The action alleges, among other things, conspiracy to defraud and RICO violations in connection with commercial sales of refrigerant R-12 (freon) in October and November 1996. In particular, the complaint asserts that the Company made certain false representations, actively participated in transactions involving counterfeit and smuggled refrigerant and caused false bills of lading to be sent to Airgas and seeks compensatory damages in an amount not less than $20 million. The complaint also seeks treble damages and certain other relief. The Company filed a motion to dismiss which was denied. William Morris, one of the other defendants in this litigation, filed a cross claim against the Company relating to these transactions and the Company has filed its answer to both the complaint and the cross claim. The court overseeing this litigation has recently set an accelerated schedule for discovery and trial with the trial being set for late summer 1997. Discovery has commenced and is continuing. The Company believes that the claims asserted against it in the complaint and the cross claim are without merit and intends to defend the action vigorously.

On January 23, 1997, a complaint was filed against the Company and certain of its current and former team members in the United States District Court for the Southern District of Florida, Civil Division. The action alleges, among other things, racial discrimination, failure to promote, discriminatory firing, violations of the Family Medical Leave Act, negligence, negligent misrepresentation and related causes of action on behalf of ten current and former team members and one related individual. No specific dollar amount is alleged in the complaint, but the complaint seeks to recover, under several different counts, compensatory and punitive damages, lost wages, reinstatement, costs and attorney's fees. The Company has filed a series of motions which include a motion to dismiss for failure to state a claim for relief, a motion to strike certain references within the complaint, a motion for relief from improper joinder and a motion for more definitive statement. All motions remain pending. Discovery has begun. The Company believes that the claims in the complaint are without merit and intends to defend the action vigorously.

5. Subsequent Event

At the end of March 1997, the Company entered into a joint business agreement with Q Lube, Inc., a subsidiary of Quaker State Corporation, to jointly develop locations that provide fast lube and automotive maintenance services. The service centers will primarily be located on selected properties owned or leased by the Company that are adjacent to the Company's retail stores. Under the terms of the agreement, the Company will own and control, through its own wholly owned subsidiary that is to be formed, fifty-one percent of the entity that will be established pursuant to the agreement to operate the service centers.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

Fourteen Weeks and Forty Weeks Ended March 4, 1997 Compared to Thirteen Weeks and Thirty-Nine Weeks Ended February 27, 1996.

Net sales for the fourteen weeks ended March 4, 1997 increased $26.5 million, or 35.1% over net sales for the comparable period ended February 27, 1996. Of this increase, $1.7 million represented revenues associated with commercial sales of R-12 freon (there having been no significant comparable sales in the thirteen week period ended February 27, 1996). Net sales for the fourteen weeks ended March 4, 1997 from the Company's core retail store operations increased $24.7 million or 32.8% over the thirteen week period ended February 27, 1996. Comparable store sales increased by 4.7% for the third quarter of fiscal 1997 on a comparable week basis as compared to the third quarter of fiscal 1996, when including revenues associated with commercial sales of R-12 freon in the sales figures; comparable store sales from the Company's core retail store operations increased by 2.6% for the current quarter on a comparable week basis as compared to the third quarter of fiscal 1996. The balance of the increase in net sales from the Company's core retail operations was attributable to net sales from new stores opened since the beginning of fiscal 1996.

Net sales for the forty weeks ended March 4, 1997 increased $77.2 million or 35.0% over net sales for the thirty-nine week period ended February 27, 1996. Of this increase $30.0 million represented revenues associated with commercial sales of R-12 freon (there having been no significant comparable sales in the thirty-nine week period ended February 27, 1996). Net sales for the forty weeks ended March 4, 1997 from the Company's core retail store operations increased $47.3 million or 21.4% over the thirty-nine week period ended February 27, 1996. Comparable store sales increased by 12.3% for the first nine months of fiscal 1997 on a comparable week basis as compared to the first nine months of fiscal 1996, when including revenues associated with commercial sales of R-12 freon in the sales figures; comparable store sales from the Company's core retail store operations decreased by 1.6% for the first nine months on a comparable week basis as compared to the first nine months of fiscal 1996. The balance of the increase in net sales from the Company's core retail operations was attributable to net sales from new stores opened since the beginning of fiscal 1996.

At March 4, 1997, the Company had 378 stores in operation, compared with 314 stores at May 28, 1996 and 292 stores at February 27, 1996.

As indicated above, comparable store sales for both the third quarter and the first nine months of fiscal 1997 include commercial sales of air conditioning products, such as R-12 freon. These commercial sales have helped to support comparable store sales in the third quarter of fiscal 1997 and have been the driving force behind the Company's ability to achieve positive comparable store sales for the first nine months of fiscal 1997. At the present time, the Company does not anticipate any significant revenues associated with commercial sales of R-12 freon during the fourth quarter of fiscal 1997. Although the Company expects that it will be able to continue some level of commercial sales of R-12 freon into fiscal 1998, the potential for and extent of any such revenues in fiscal 1998 remains uncertain at this time. Also, as previously disclosed, certain of the freon sales transactions in which the Company was involved are the subject of a federal investigation and certain litigation brought by Airgas, Inc. against the Company pending in the federal district court for the Southern District of Georgia.

In both the third quarter and the first nine months of fiscal 1997, the more traditional DIY comparable store sales continued to be impacted by the Company's strategy of opening new stores that are in proximity to existing Discount Auto Parts stores. The Company believes the negative impact on comparable store sales in time will be substantially offset by its ability to leverage costs such as advertising, transportation and store management expenses. The Company also believes this strategy responds to its customers' desire for shopping convenience.

Gross profit for the fourteen weeks ended March 4, 1997 was $37.9 million, or 37.2% of net sales, compared with $30.0 million, or 39.7% of net sales, for the comparable period of fiscal 1996. Gross profit for the forty weeks ended March 4, 1997 was $108.5 million, or 36.4% of net sales, compared with $86.8 million, or 39.4% of net sales, for the comparable period of fiscal 1996. For the third quarter, the lower gross profit percentage was primarily the result of higher than normal promotional markdowns which resulted from increased advertising efforts during the quarter, the continuing effects of the decrease in retail pricing which occurred in the fourth quarter of fiscal 1996, lower than anticipated vendor incentives and rebates resulting from the finalization of the calendar year 1996 vendor programs, and increased commercial sales of R-12 freon, which generally tend to have a lower gross margin because of the product's commodity nature. Although management is currently undertaking efforts to improve gross margins, some of the facts contributing to the drop in the Company's gross profit percentage can be expected to continue to impact the Company's gross profit percentage in a similar fashion into the foreseeable future. For the first nine months of fiscal 1997, the lower gross profit percentage was primarily the result of the increased sales of R-12 freon, which generally tend to have a lower gross margin because of the product's commodity nature. The gross profit margin on the commercial sales of R-12 freon during the forty weeks ended March 4, 1997 was 21.9%. The gross profit percentage on sales from the core retail operations, which excluded revenues from the commercial sales of R-12 freon, was 38.1% for the forty weeks ended March 4, 1997. The decrease in gross profit percentage for the forty weeks ended March 4, 1997 on sales from the core retail store operations was primarily attributable to the other factors cited as impacting the gross profit margin results for the third quarter.

Selling, general and administrative (SG&A) expenses as a percentage of sales decreased during the third quarter of fiscal 1997 to 26.4% from 26.9% a year earlier. SG&A expenses as a percentage of sales decreased during the forty weeks ended March 4, 1997 to 24.6% from 26.3% a year earlier. The decrease for the third quarter was primarily the result of commercial sales of R-12 freon, which only have nominal SG&A expenses, and increased efficiency in team member related expenses. The decrease for the first nine months of fiscal 1997 is primarily the result of increased commercial sales of R-12 freon. The decreases were offset in part by increased advertising expenses and additional depreciation expense attributable to new store growth.

During the third quarter of fiscal 1997 the Company recorded $350,000 of reserves and legal expenses related to the pending freon claims, investigation and litigation which are included as a component of SG&A. The Company anticipates that it will be incurring significant legal expenses each fiscal quarter while these matters continue to be pending.

Interest expense for the fourteen weeks ended March 4, 1997 was $1.8 million, compared to $.9 million for the thirteen weeks ended February 27, 1996. The increase in interest expense was primarily the result of additional borrowings in connection with new store growth.

Interest expense for the forty weeks ended March 4, 1997 was $4.4 million, compared to $4.1 million for the thirty-nine weeks ended February 27, 1996. The increase in interest expense was the primarily the result of an increase in average borrowings associated with new store growth. The increase was partially offset by overall lower average interest rates.

For the fourteen and forty weeks ended March 4, 1997, the Company reported other expense of $18,000 and $97,000, respectively, compared to other income of $444,000 and $1.1 million, for the thirteen and thirty-nine weeks ended February 27, 1996. The fiscal 1996 periods included approximately $400,000 and $1.3 million of gains on real estate sales for which no comparable sales exist for the fiscal 1997 periods.

The Company's effective tax rate for the fourteen and forty weeks ended March 4, 1997 was 38.5% as compared with 38.6% for the same periods a year ago.

As a result of the above factors, net income was $5.6 million for both the fourteen weeks ended March 4, 1997 and for the thirteen weeks ended February 27, 1996. Net income increased to $18.9 million for the forty weeks ended March 4, 1997 as compared to $15.9 million for the thirty-nine weeks ended February 27, 1996.


Liquidity and Capital Resources

For the forty weeks ended March 4, 1997, net cash of $1.0 million was provided by the Company's operations versus $2.7 million for the thirty-nine week period of fiscal 1996. During the first nine months of fiscal 1997, cash flows from operating activities was positively impacted primarily by current period earnings, depreciation and an increase in deferred income taxes. These positive impacts were offset by an increase in inventories resulting primarily from new store growth and an increase in prepaid expenses and other current assets. Prepaid expenses and other current assets primarily increased due to the timing of amounts earned and collections on certain vendors incentive programs, and receivables associated with commercial freon sales.


Capital expenditures for the forty weeks ended March 4, 1997 were $52.2 million. The majority of the capital expenditures related to the 64 stores opened during the first nine months of fiscal 1997. The Company anticipates that capital expenditures for all of fiscal 1997 will total $65 to $70 million. The Company expects to open approximately 85 new stores during fiscal 1997, as well as replacing or expanding an additional 5 to 10 stores. In addition, preliminary site work has begun on the expansion of the Company's existing distribution center from 300,000 square feet to 600,000 square feet, with completion expected near the end of fiscal 1998. Total cost of the expansion is estimated to be approximately $15 million.

The Company has historically been able to finance most of its new store growth through unsecured lines of credit and medium and longer term mortgage financing provided by banks and other institutional lenders, and through cash flow from operations.

As of March 4, 1997, the Company had $53.9 million of additional availability under its existing financing agreements. Consistent with its historical practice, the Company expects to finance both its short and long-term liquidity needs for new store growth, as to land and buildings, primarily through these lines of credit and mortgage financing (and renewals and replacements thereof), and as to equipment, fixtures, primarily through cash flow from operations. Financing for the distribution center expansion is expected to be provided through more permanent type financing.

The Company's new store development program also requires significant working capital, principally for inventories. The Company has historically used trade credit to finance a portion of its inventory expansion and has been successful in negotiating extended payment terms and incentives from many suppliers through volume purchases. The Company believes that it will be able to continue financing much of its inventory growth through the extension of favorable payment terms and incentives from its vendors, but there can be no assurance that the Company will be successful in doing so. The additional funding for inventory expansion has been provided in large part from cash flow from operations.

The Company believes that the expected cash flows from operations, available bank borrowings and trade credit, will be sufficient to fund both the capital and liquidity needs of the Company for the near term, but that expanded lines of credit will need to be negotiated to permit the Company to remain on the aggressive new store openings schedule into fiscal 1998. Furthermore, the Company will need to secure permanent type financing for its distribution center expansion which expansion is also considered necessary in order to continue to support the Company's plans for continued new store openings growth. Although the Company is engaged in efforts to put such financings in place, there can be no assurance that the Company will be successful in doing so or will be able to do so on favorable terms.

Forward Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward looking statements that are based on the current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and the assumptions made by management. These statements include the words "anticipates", "expects", "expected" and "believe", variations of such words, and similar expressions which are intended to identify such forward looking statements. These forward looking statements are subject to potential risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include increased competition, extent of the market demand for auto parts, availability of inventory supply, propriety of inventory mix, adequacy and perception of customer service, product quality and defect experience, availability of and ability to take advantage of vendor pricing programs and incentives, sourcing availability, rate of new store openings, cannibalization of store sites, mix and types of merchandise sold, governmental regulation of products, new store development and the like, performance of information systems, effectiveness of deliveries from the distribution center, ability to hire, train and retain qualified team members, availability of quality store sites, environmental risks, availability of expanded and extended credit facilities, legal expenses associated with disputes and investigations concerning freon matters, potential for liability with respect to these matters and other risks.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A.E.W., Inc. d/b/a DAPS Discount Auto Parts Stores vs. Discount
Auto Parts, Inc.,  United States District Court for the Northern
District of Florida, Civil Division, Civil Action
94-30073-CIV-LAC.

On or about January 31, 1994, a complaint was originally filed against the Company by A.E.W., Inc. d/b/a DAPS Discount Auto Parts Stores in the Circuit Court in and for Escambia County, Florida (Case 94-0166-CA-01). A.E.W., which operates several retail auto parts stores in Escambia County, Florida, Fort Walton Beach, Florida, Mobile, Alabama, and Pascagoula and Gulfport, Mississippi, sought to enjoin, under several different counts, the Company's use of the trade names "Discount Auto Parts" and "DAP" without an accompanying identifier to the extent such use was likely to create confusion with A.E.W.'s business, and to recover, under several different counts, compensatory and punitive damages and attorney's fees. No specific dollar amount of damages was alleged in the complaint. A motion for preliminary injunction was also filed by A.E.W. The Company sought to remove the case to federal court and also moved to dismiss several counts or portions thereof and to strike certain references in the complaint. In February 1994, the Company was able to remove the case to federal court. A.E.W.'s motion for preliminary injunction was denied as was its motion for reconsideration of the ruling. The Company's motions to dismiss, and to strike were granted as to certain counts and denied as to all other counts. Discovery requests have been exchanged by the parties and such discovery is proceeding. Recently, the case was bifurcated as to damages and liability phases. The liability phase is proceeding forward with the damages phase being stayed until the outcome of the liability phase. Management of the Company believes that the claims in the complaint that have survived the motions to dismiss and to strike are without merit and intends to continue to defend the action vigorously.

Airgas, Inc., Airgas Management, Inc., and Airgas Speciality Gases, Inc., vs. Discount Auto Parts, Inc., Brad Davis, JLM Enterprises, Inc. d/b/a Autoplex Parts, Jerral L. Mayes, Sr., William D. Morris, and John Does 1-100. United States District Court for the Southern District of Georgia, Civil Division, Civil Action CV 497-32.

On February 12, 1997, a complaint was filed against the Company, one of its employees and other defendants in the United States District Court for the Southern District of Georgia, Savannah Division. The action alleges, among other things, conspiracy to defraud and RICO violations in connection with commercial sales of refrigerant R-12 (freon) in October and November 1996. In particular, the complaint asserts that the Company made certain false representations, actively participated in transactions involving counterfeit and smuggled refrigerant and caused false bills of lading to be sent to Airgas and seeks compensatory damages in an amount not less than $20 million. The complaint also seeks treble damages and certain other relief. The Company filed a motion to dismiss which was denied. William Morris, one of the other defendants in this litigation, filed a cross claim against the Company relating to these transactions and the Company has filed its answer to both the complaint and the cross claim. The court overseeing this litigation has recently set an accelerated schedule for discovery and trial with the trial being set for late summer 1997. Discovery has commenced and is continuing. The Company believes that the claims asserted against it in the complaint and the cross claim are without merit and intends to defend the action vigorously.


Dexter Carson, et. al. vs. Discount Auto Parts, Inc., et. al.
United States District Court for the Southern District of
Florida, Civil Division, Civil Action 96-08833-CIV-HURLEY

On January 23, 1997, a complaint was filed against the Company and certain of it's current and former team members in the United States District Court for the Southern District of Florida, Civil Division. The action alleges, among other things, racial discrimination, failure to promote, discriminatory firing, violations of the Family Medical Leave Act, negligence, negligent misrepresentation and related causes of action on behalf of ten current and former team members and one related individual. No specific dollar amount is alleged in the complaint, but the complaint seeks to recover, under several different counts, compensatory and punitive damages, lost wages, reinstatement, costs and attorney's fees. The Company has filed a series of motions which include a motion to dismiss for failure to state a claim for relief, a motion to strike certain references within the complaint, a motion for relief from improper joinder and a motion for more definitive statement. All motions remain pending. Discovery has begun. The Company believes that the claims in the complaint are without merit and intends to defend the action vigorously.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.15   Incentive Compensation Plan for William C. Perkins
10.16   Master Joint Business Agreement of Q Lube, Inc. and
        Discount Auto Parts, Inc.
27      Financial Data Schedule  (For SEC Use Only)

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourteen-week period ended March 4, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DISCOUNT AUTO PARTS, INC.

Date : April 17, 1997                By: /s/ Peter J. Fontaine
       --------------------              --------------------------
                                         Peter J. Fontaine
                                         Chief Executive Officer
                                         (Principal Executive Officer)


Date : April 17, 1997                By: /s/ C. Michael Moore
       --------------------              --------------------------
                                         C. Michael Moore
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)