Form 10-K
period 1997-06-03
DISCOUNT AUTO PARTS INC
filed 1997-09-02
CIK 889409

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended June 3, 1997


[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11276

                            DISCOUNT AUTO PARTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     FLORIDA                              59-1447420
                   -----------                           ------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

 4900 Frontage Road South, Lakeland, Florida              33815
--------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip code)

                                 (941) 687-9226
                          ------------------------------
                         (Registrant's telephone number)

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

       Approximately $161,238,000 as of August 22, 1997 (based upon the closing sales price reported by the New York Stock Exchange and published in the Wall Street Journal on August 22, 1997)

     Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

     Common Stock, par value $.01 per share -- 16,594,003 shares as of August 22, 1997

Documents incorporated by reference:

Part II    Annual Report to Stockholders for the Fiscal Year Ended June 3, 1997.

Part III Definitive Proxy Statement for the Company's Annual Meeting of Stockholders presently scheduled for October 7, 1997.

                            DISCOUNT AUTO PARTS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                     for the
                             YEAR ENDED JUNE 3, 1997


                                TABLE OF CONTENTS

      PART I...........................................................................................................  1
       ITEM 1.        BUSINESS.........................................................................................  1
       ITEM 2.        PROPERTIES....................................................................................... 16
       ITEM 3.        LEGAL PROCEEDINGS................................................................................ 17
       ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.............................................. 18

      PART II.......................................................................................................... 18
       ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................ 18
       ITEM 6.        SELECTED FINANCIAL DATA.......................................................................... 19
       ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............ 19
       ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................... 19
       ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE........................................................... 19

      PART III......................................................................................................... 19
       ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................... 19
       ITEM 11.       EXECUTIVE COMPENSATION........................................................................... 19
       ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT................................................................................. 20
       ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................... 20

      PART IV.......................................................................................................... 20
       ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                        SCHEDULES AND REPORTS ON FORM 8-K.............................................................. 20

                                     PART I


ITEM 1. BUSINESS

GENERAL

        Discount Auto Parts, Inc. ("Discount Auto Parts" or the "Company") is one of the Southeast's leading specialty retailers of automotive replacement parts, maintenance items and accessories for the "Do-It-Yourself" ("DIY") consumer. As of June 3, 1997, the Company operated a chain of 400 Discount Auto Parts stores, with 327 stores located throughout Florida, 49 stores in Georgia, 16 stores in Alabama, four stores in South Carolina and four stores in Mississippi. Each Discount Auto Parts store carries an extensive line of brand name replacement "hard" parts, such as starters, alternators, brake pads, brake shoes and water pumps, for domestic and imported cars, vans and light trucks, as well as brand name maintenance items and accessories. The Company is not in the business of selling tires or performing automotive repairs or installations.

        Discount Auto Parts has achieved significant growth in each of its five latest fiscal years. Net sales have increased to $405.2 million in fiscal 1997 from $176.8 million in fiscal 1993 and income from operations has increased to $47.2 million in fiscal 1997 from $21.8 million in fiscal 1993. The number of stores has increased to 400 as of the end of fiscal 1997 from 158 at the beginning of fiscal 1993. Comparable store sales have increased an average of 5.7% during the past five fiscal years, but declined .6% in fiscal 1997, when excluding bulk commercial sales of R-12 freon.

        The Company's success has resulted primarily from implementing clear and effective operating and growth strategies. The Company's operating strategies include building a highly knowledgeable and motivated work force, developing customers for a lifetime, attaining leading market share in every one of its existing markets and utilizing advanced information systems. As for growth strategies, the Company believes in continuing with new store openings, standardized new store formats and constantly seeking to improve merchandising concepts. Effectively executing these strategies has helped the Company provide customers with superior service, value and parts selection at conveniently located, well-designed stores.

        Discount Auto Parts was founded with a single 800 square foot store in Winter Haven, Florida by Herman Fontaine, his son, Denis L. Fontaine, and other members of the Fontaine family. Since the Company's inception, members of the Fontaine family, including Herman Fontaine, Denis L. Fontaine and Peter J. Fontaine, managed the Company and played key roles in formulating and carrying out its business strategies. Herman Fontaine served as President from 1972 until 1978 and as the Chairman of the Board from 1972 until 1986, at which time he became Chairman Emeritus. Although he no longer serves as an executive officer or director, the Company continues to have the benefit of Herman Fontaine's advice and counsel. Denis L. Fontaine assumed the roles of Chief Executive Officer and President in 1978 and held such positions until his death in June 1994. Peter J. Fontaine, who has been with the Company for over 22 years and previously served as Chief Operating Officer, was elected as President and Chief Executive Officer in 1994. Effective February 1, 1997, William (Bill) C. Perkins assumed the position of President from Peter J. Fontaine while Peter J. Fontaine remained Chief Executive Officer. Bill has served and continues to also serve as Chief Operating Officer. Bill also served as Chief Financial Officer from 1992 to 1996. Bill has been with the Company for over 14 years.

        The Company completed an initial public offering in August 1992 raising approximately $64.1 million in net proceeds and a secondary offering in October 1995, which generated net proceeds to the Company of $75.4 million. The Fontaine family continues to control approximately 49% of the Company's outstanding Common Stock.

        In July 1997, the Company entered into a settlement agreement to resolve certain litigation related to commercial sales of R-12 freon, and recorded a related charge to earnings of approximately $20.5 million in the fourth quarter of fiscal 1997. Please see Item 3 Legal Proceedings for further disclosure.

INDUSTRY OVERVIEW

        The automotive aftermarket refers to products and services purchased for motor vehicles after the original sale of the vehicles such as accessories, maintenance and repairs, replacement parts, fuel, etc. According to the Automotive Parts and Accessories Association (APAA), an industry group that compiles statistics on aftermarket activity, in 1995 the market for domestic automotive aftermarket products and services represented approximately $188 billion in annual sales. Lang Marketing, which publishes Lang Report, a monthly analysis of the vehicle products industry, estimates the overall automotive aftermarket earnings growth rate to be 3.8%, and retail auto parts chain growth rate to be approximately 8%. The Company believes there are several main drivers affecting the automotive aftermarket industry. These include, (i) increases in the average number of miles driven per vehicle each year, (ii) aging vehicle fleet; and (iii) an increase in the average price tag of repair tickets.

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

OPERATING STRATEGY

BUILDING THE TEAM

        Guided by the principle "First build the team, then the team will build the business", Discount Auto Parts has made a commitment to building and retaining employees who are highly motivated and knowledgeable team players. The Company considers itself to be a highly selective employer, screening prospective team members to identify individuals of high integrity who are motivated to succeed. The Company considers its ability to recruit, train and retrain its employees a key aspect of its success.

        The Company provides extensive team-building training programs which focus on providing superior customer service, automotive parts knowledge, selling skills, store operational procedures and personal development. A typical training program encompasses a two year time period. Initially, new team members participate in an intensive one week training program administered by a district training specialist at specially designated training stores. Following such orientation, new members are assigned to a specific store. At the store new team members receive a substantial amount of on-the-job training from store management on advanced aspects of daily store operations, parts knowledge and the use of the Company's computerized parts catalog. Thereafter, team members are required to complete the "Parts Pro" certification which provides advanced training on technical customer service skills, such as turning drums and rotors, testing and charging batteries and testing starters and alternators.

        In order to qualify for promotion, team members are required to complete the "Tech 2000" training program which consists of courses and hands on instruction relating to product knowledge, trouble-shooting, problem solving and related selling techniques. The Company's vendors also provide formal training that emphasizes specific automotive systems and related parts. Individuals identified as potential store managers attend `DAP University", a five-day training program at the Company's headquarters and distribution center covering all major aspects of the Company's training courses. In addition to these formal training programs, senior team members continually provide informal training during frequent store visits.

        Financial incentives and stock ownership are also an important element of the Company's team building focus. All team members, particularly store managers, assistant managers and team leaders, are eligible for financial incentives based on meeting monthly, quarterly and annual sales and other performance related goals that are in large part to be under the control of the respective team members. The Company's Team Members Stock Purchase Plan gives all full time team members who have been employed for more than one year the ability to purchase shares of the Company's Common Stock for 85% of the then current market price during specified offering periods each year. In addition, the Company has a Team Members Profit Sharing Plan whereby the employees who have been with the Company for more than one year can make contributions and with respect to which the Company provides certain matching benefits. Options to purchase shares of the Company's Common Stock under the Company's stock option plans are also awarded to certain store managers and other key team members.

        The Company believes in providing opportunities for the promotion of qualified team members. The Company's "promote from within" policy helps attract, motivate and retain quality team members. The 43 team members comprising the senior management team (including 21 Division Managers) average approximately 34 years of age with more than 12 years of experience with the Company. All 21 Division Managers and the majority of the remaining members of the senior management team started with the Company in Discount Auto Parts stores as part time or full time team members and average more than 12 years with Discount Auto Parts. The Company's 403 store managers average more than four years experience with the Company. The Company encourages its employees to propose any new ideas which will help the Company run more efficiently and/or improve customer satisfaction. Team members who present new ideas that are successfully implemented are rewarded with incentive compensation.

        The Company believes that a high level of involvement from team members increases motivation, company loyalty and overall performance. The Company's employee-focused strategy has resulted in the Company maintaining what is believed to be one of the highest sales per team member in the industry. In addition, management believes that the Company has one of the lowest employee turnover rates in the industry. The low turnover rate tends to lead to superior customer service and product knowledge, which are key factors in attracting customers in the DIY automotive industry.

DEVELOPING CUSTOMERS FOR A LIFETIME

        The Company believes that the attributes most valued by DIY consumers are superior customer service, convenient and accessible neighborhood locations, broad product selection and competitive everyday low prices. In an effort to develop DIY customers for a lifetime the Company is committed to developing, maintaining and improving these key value drivers.

Superior Customer Service.

         In the DIY consumer market, customer service plays a major role in a customer's store loyalty. Therefore, the Company places a strong emphasis on customer service. The Company promotes a corporate culture which is designed to "always puts the customers first" and emphasizes knowledgeable and courteous service. Through its extensive training programs, the Company's team members develop the technical expertise necessary to provide customers with superior service.

        Customer service is further enhanced by a variety of programs that the Company offers such as in-store computerized catalogs which assist in the selection of parts; free testing of starters, alternators, electronic components, coils, voltage regulators and batteries; free battery charging; installation assistance for batteries, windshield wipers and selected other products; free use of specialty tools for do-it-yourself installation; free oil and battery recovery programs under which Discount Auto Parts accepts used oil and batteries for proper disposal; liberal return policies; and lifetime warranties on certain parts.

        The Company's special order program (the "S.O. Program") assures the broadest availability of its merchandise at each of the Company's stores. The S.O. Program provides the Company on-line access to numerous third party warehouse distributors with which the Company has a relationship. If merchandise is unavailable at a particular store or one of the Company's express stores, Company team members can order a items on-line and generally have it available for the customer within 24 hours.

         The Company's stores are open seven days per week, 364 days per year, typically from 8 a.m. to 9 p.m. Some higher volume stores have extended hours in order to better serve the DIY customer.

Convenient and Accessible Neighborhood Locations.

         Locating stores at sites that are convenient and accessible to its customers is an essential part of its customer service philosophy. The Company believes that over 50% of its customers view convenience and accessibility as the number one driver in choosing an automotive parts store. Given this customer priority, one of the Company's strategies to cluster stores in neighborhood locations in order to offer its customers increased convenience and accessibility. The Company's strategy is to draw customers from a 3 mile radius. Management believes that the Company's relatively low cost structure gives it the ability to profitably operate stores in close proximity, thereby offering customers more convenience than most of its competitors. In addition, the Company attempts to build new stores in locations that are easily accessible from a number of major roadways and arteries.

Broad Product Selection.

        The Company offers a wide selection of automotive replacement parts, maintenance items and accessories designed to cover a broad range of specific vehicle applications. Depending on the store format, a typical Discount Auto Parts store carries between 12,800 and 20,000 SKUs . The Company's operating strategy emphasizes DIY automotive replacement hard parts. To support this strategy, over the last several years, and particularly during fiscal 1995, the Company substantially increased the number of replacement hard parts carried in its stores.

        Replacement hard parts sold at the Company's stores include brake shoes, brake pads, belts, hoses, starters, alternators, batteries, shock absorbers, struts, CV half shafts, carburetors, transmission parts, clutches, electronic components, and suspension, chassis and engine parts. The Company also offers complete engines which are stocked at its distribution center. Other products include maintenance items, such as oil, antifreeze, brake and power steering fluids, engine additives, car paints, protectants and waxes; and accessories, such as floor mats, seat covers and car stereos and speakers.

        Although an emphasis is placed on brand names, the Company also carries a number of its own private label products under the "Discount Auto Parts" and "Power Pak" names. Other private label product names include "Power Force", "Hydro Force", "Stopping Force", and "Driving Force". Some of the private label products include hard parts, such as batteries, starters, alternators, brakes, water pumps, clutches, hoses; maintenance items, such as motor oil, antifreeze/coolant and windshield washer fluid. These private label products, which are intended to be of equal or better quality than comparable brand name products, are packaged attractively and are priced below comparable brand name products in the store in order to promote customer interest. For fiscal year 1997, private label products accounted for approximately 12% of the Company's sales. The Company expects this percentage to remain fairly static in the future.

Price Leadership.

        The Company utilizes an everyday low price strategy with prices that are generally at or below those of its competitors in the market area served by each store. The Company's depot stores generally offer even lower pricing than other Discount Auto Parts stores. Along with everyday low prices, the Company often runs special promotional pricing on selected products.

        In an effort to offer the lowest price to its customers, the Company continually seeks to reduce purchasing and distribution costs of its merchandise. The Company achieves such cost reductions by working with its vendors to secure product cost savings and other benefits, making volume purchases and achieving efficiencies in its distribution system and higher productivity at the store level. Over the last two years, the Company has created cost efficiencies through the roll-out of its point-of-sale system and the implementation of its Wizard software system in the distribution center. The Company believes that its ability to control costs and thereby maintain price leadership is a key advantage over its competitors.

        The Company's name "Discount Auto Parts" reinforces the Company's pricing strategy. The Company promotes both its name and its pricing strategy through newspaper, direct mail, radio and television advertisements, and through in-store promotional signage and displays. Most of the Company's stores have a free-standing highly visible pole or marquee sign promoting special prices and customer service programs.

LEADING THE DIY MARKET

        The Company's goal is to be the leading DIY specialty retailer of automotive parts and accessories in every one of its existing markets and new markets. The Company believes that its ability to achieve market leadership is dependent upon successful implementation of its operating strategies and careful selection of new markets and store sites. The Company believes that market leadership provides higher consumer name recognition and economies of scale in purchasing, distribution, advertising, marketing and management.

        The Company is the largest DIY specialty retailer of automotive parts and accessories in Florida. As of June 3, 1997, 327 (82%) of the Company's 400 stores were located in Florida. The Company believes that it has the leading market share in the state of Florida. The demographics within Florida are favorable for continued growth. In particular, Florida ranks third in the nation in the total number of registered cars and light trucks, is the fourth most populous state and continues to be one of the fastest growing states in the nation due to its favorable climate.

        The Company's believes that the strength of its market position in Florida has provided a competitive advantage and a solid foundation for further expansion into nearby southeastern states including Georgia, Alabama, South Carolina and Mississippi. These states provide many of the same favorable conditions and opportunities that are in Florida, which will help the Company further expand into these states and adjust quicker to these new markets.

 UTILIZING ADVANCED INFORMATION SYSTEMS

        In order to maintain its competitive position, the Company emphasizes and continually invests in advanced distribution and information systems. As a result of continually updating these systems with state of the art equipment, management believes that the Company has some of the most advanced integrated distribution and point-of-sale capabilities in its industry. These systems provide many benefits, including lower distribution and operating costs, improve in-stock positions at its stores and enhance customer service. In addition, during fiscal 1997 the Company began implementation of a frame relay technology at its stores. Frame relay is essentially technology that provides for enhanced transmission of data between single or multiple locations. When complete, in early fiscal 1998, communications between the Company's stores and communications between the stores, the distribution center and corporate headquarters should be improved significantly. The implementation of frame relay technology is critical to the Company's implementation of a new perpetual inventory system at the store level which is currently underway and is expected to be completed in fiscal 1998. In addition, the Company plans to continue to upgrade its systems through the integration of additional related specialized software over the next several years. All of these changes are designed to serve all functional areas of the Company and enhance the inventory management and selections process.

Distribution.

         The Company's distribution system, which the Company believes utilizes one of the most advanced inventory management information systems in the industry, uses computer-aided, laser scanning and wireless technology and interfaces with the Company's management information systems and point-of-sale system. The system features computer aided ordering and inventory management, having the capability to monitor inventory levels and determine store by store product needs. At the present time physical inventories are generally taken each quarter to more efficiently manage inventory and provides a basis for incentive programs. Upon full implementation of the perpetual inventory at the store level, the Company expects to be able to reduce the frequency of physical inventories to only once or twice a year.

        The Company has a warehouse management system referred to as the Wizard system ("Wizard"). Wizard has continued to improve the Company's efficiency regarding shipment of merchandise. The system utilizes wireless hand held bar code scanning terminals which operate in a real time environment and which are integrated with a racking and flow system featuring conveyers and computerized sorting devices. These integrated systems enable the Company's team members to efficiently pick, assemble and palletize merchandise for shipment to individual stores. All product movement, including receiving, put-away, restock, cycle counting, picking and shipping, is monitored and tracked by Wizard.

        Stores typically place orders each week which are delivered electronically to the Company's distribution center. These orders are generally delivered within 48 hours of receipt on the Company's fleet of tractor trailers. Over 85% of the Company's stores are currently within six hours of the Company's distribution center.

        The Company's distribution center stands at approximately 305,000 square feet and is equipped to serve over 400 stores. In accordance with its growth strategy, the Company is currently expanding its distribution center which is scheduled to be completed early fiscal 1999. When completed, the new distribution center will total approximately 600,000 square feet and is expected to be capable of serving approximately 600 stores on both a case-pack (typically high volume, prepackaged maintenance items and accessories) and repack basis, and an additional 400 to 600 stores on a repack basis only.

Store Operations.

        The Company has point-of-sale computer terminals at all of its stores which communicate interactively with the Company's distribution and management systems. These terminals decrease transaction times, reduce register lines and eliminate labor time previously spent in price labeling merchandise. In addition, point-of-sale terminals perform valuable functions for management. Since these terminals capture sales information at the time of the transaction, management can generate real time sales reports which assist in store and Company-wide planning. The point-of-sale system also has an automated suggested reordering function which has been instrumental in increasing the store level in-stock positions. The automation of the re-order process has decreased the time and labor required for store inventory management.

GROWTH STRATEGIES

CONTINUING NEW STORE OPENINGS

        The Company currently plans to continue with a growth plan to open new stores both within the state of Florida and in other southeastern states. In the last five fiscal years, the Company has opened an average of 48 stores per year including 86 stores in fiscal 1997. The Company currently plans to open approximately 70 to 90 new stores in fiscal 1998 and to continue to grow its store base at a rate of approximately 20% annually at least for the foreseeable future. Over the near term a significant portion of the Company's growth will continue to be concentrated in Florida and contiguous states. The Company estimates that the Florida market can support over 400 Discount Auto Parts stores due to Florida's high population densities, strong economic and population growth and favorable climate.

        As of August 12, 1997, the Company had opened 7 new stores in fiscal 1998. In addition, as of August 12, 1997, 11 new stores were under construction and 58 sites for new stores had been purchased, leased or were under construction for acquisition. The Company also is engaged in negotiations for the acquisition of additional sites.

        In certain Florida markets, the Company has and continues to open stores in close geographic proximity to other Discount Auto Parts stores. This operating strategy is meant to establish a competitive position in each of the DAP's markets as well as to support its strategy of providing the customer with shopping convenience. Although the new stores tend to attract sales that would otherwise have been made in other Discount Auto Parts stores, management believes that the negative impact on comparable store sales is substantially offset by the Company's ability to leverage costs such as advertising and store management expenses. Furthermore, the Company believes that in the long term the increased growth in the Florida population will support stores that are in close proximity.

        The following table sets forth information concerning increases in the number of Discount Auto Parts stores during the past five fiscal years and the anticipated increase for fiscal 1998:

                                                                                         PLANNED
                              1993         1994        1995       1996        1997         1998
                              ----         ----        ----       -----       ----       -------
Beginning Stores               158         175         208         248        314           400
New Stores(1)                  17           33          40          66         86          70-90
Stores Closed                   -            -           -          -           -             -
                               ---         ---         ---         ---        ---         -------
Ending Stores                  175         208         248         314        400         470-490
                               ===         ===         ===         ===        ===         =======

-------------------------

(1) Does not include stores that opened as relocations of previously existing stores within the same general market area (approximately one mile) or substantial renovations of stores.


        When opening a new store, the Company generally seeks high visibility sites in high traffic locations (often on corners). Prior to entering new markets, the Company performs extensive research with key factors including population, demographics, vehicle profile and number and strength of competitive stores. The Company generally seeks to open new stores within or contiguous to existing market areas and attempts to cluster development in new urban and suburban markets in a relatively short period of time in order to achieve economies of scale in management, advertising and distribution costs. The Company also evaluates the potential first year sales return on investment when determining specific store site locations.

STORE FORMATS

        Beginning in fiscal 1992 and 1993, the Company developed two types of store formats: the "mini-depot" and the depot store format. As a result of the success of these formats in the market, the Company has developed standardized formats for the development of new stores as either a mini-depot or depot store. These standardized formats have tended to lower new store operating costs through increased efficiency and consistency in the selection, acquisition, design and opening of new stores. As a result, the Company is modeling new stores according to the standardized formats and using appropriate elements of these new store formats to remodel existing stores. Since the initiation of the standardized formats, the Company has converted all of the existing stores to either the mini depot or depot formats in terms of product selection.

        Under the standardized store formats, a mini-depot store has approximately 4,400 selling square feet and carries an average of approximately 15,400 SKUs. The average depot store has approximately 8,800 selling square feet, offers greater product selection and carries an average of approximately 20,000 SKUs.

        Under an updated version of these standardized store formats, all new mini-depot stores will have approximately 4,800 selling square feet and all new depot stores will have approximately 10,000 selling square feet. In the new standardized store formats, the amount of land will be approximately 0.7 and 1.2 acres for a mini-depot and a depot format store, respectively.

        The following table indicates certain information about the 400 Discount Auto Parts stores in operation as of June 3, 1997:

                                                                            TOTAL
                                                           NUMBER          SELLING
                                   AVERAGE STOCK             OF             SQUARE
        STORE FORMAT               KEEPING UNITS           STORES          FOOTAGE(1)
        ------------               --------------          ------         -----------
Mini-depot                             15,400                377          1,642,946

Depot                                  20,000                 23            193,520
                                                                          ---------
Total selling square footage                                              1,836,466
                                                                          =========

(1) Total selling square footage includes normal selling space, but excludes office, stockroom, shelving space behind the parts counter, receiving and any excess space not utilized in a store's operations space.


        In September 1996, the Company opened a new "express" mini-warehouse in Orlando, Florida and another in July, 1997 in Tampa, Florida. The express format carries approximately 25,000 SKUs and has on average approximately 8,600 square feet of space. The objective of the express format is to provide inventory (primarily replacement hard parts) support to mini depot and depot stores within the same geographic market. The Company plans to open two to three new express locations over the next twelve months in the Jacksonville and South Florida markets. The express format is achieved through the utilization of excess space in an identified depot format store. The express stores do not currently sell directly to consumers.

        Depot stores are targeted for major metropolitan markets where such stores can serve densely populated market areas. Depot stores are also utilized as support locations for nearby mini-depot stores in a hub-and-spoke fashion and, along with the new express store format, offers van delivery for inventory transfers from the depot stores to other Discount Auto Parts stores. The Company's merchandising staff also utilizes depot stores to test new products in an effort to help maximize the success of new SKU additions at mini-depot stores.

        The Company plans to open one to three additional depot format stores and 69 to 87 additional mini-depot format stores in fiscal 1998. It is anticipated that depot format stores will continue to be opened in existing and new major urban markets, with only one or two in each such market.

CONTINUING TO IMPROVE MERCHANDISING

        One of the Company's growth strategies is to improve its merchandising concepts, primarily by broadening product selection and emphasizing the sale of replacement hard parts which generally provide higher gross profit margins. In fiscal 1995, the Company updated its store plan-o-grams for both of its store formats to improve merchandise presentation and in-stock positions and to accommodate a substantial number of additional SKUs. Another resource which the Company is using to improve merchandising is its point-of-sale system. This system helps the Company maintain proper inventory levels and provide real time sales information. The interface of new plan-o-grams with the Company's point-of-sale system provide a more sophisticated means of inventory control and management. In turn, these systems are designed to enhance overall sales and gross margins in each individual store.

        The Company is also in the process of implementing a new perpetual inventory system at its stores. The new system is expected to be completed in fiscal 1998. When complete, the Company expects to have even more enhanced information to determine proper individual store merchandise and inventory levels. These enhancements coupled with the implementation of the express store format in selected metropolitan markets, should enable the Company to improve its overall inventory turnover.

        Although each Discount Auto Parts store carries the same basic product lines, each Division Manager with input from individual store managers, has the ability to adapt product mix based on the specific needs of the market area served by the stores.

COMMERCIAL MARKET BUSINESS

        In addition to the market for the sale and distribution of auto parts through retail outlets to Do-It-Yourself customers, a market also exists for the sale and distribution of auto parts to commercial accounts such as automobile dealership service departments and other automobile repair and installation shops. The Company currently does not have an active business in the commercial delivery market, but has been testing distribution into this market place on a limited basis. The Company believes that its location strategy for its retail store locations positively positions the Company for expansion into this commercial delivery market for auto parts. The Company believes that its chain of stores and the placement of such stores will enable it to be an efficient distributor to the commercial installer and that an efficient distribution capability is one of the key factors to succeed in the commercial delivery market for auto parts. The Company is pleased with the limited testing of sales and distribution to the commercial delivery market and intends to expand operations into this marketplace. The Company anticipates that it will be in a position to roll-out a commercial delivery service to a limited number of stores in mid-fiscal 1998. Although there can be no assurances and there are several risks associated with this planned roll-out, the Company believes that a successful entry into this marketplace can result in commercial delivery sales representing approximately 15% to 20% of the Company's total sales within a two to three year time horizon. The Company has engaged the services of a nationally recognized consulting firm to assist the Company in preparing itself for expansion into the commercial delivery market. The commercial delivery market is believed to represent a market which approximates $42 billion. The commercial delivery market tends to be even more fragmented that the do-it-yourself market and therefore the Company believes that this commercial delivery market offers a good opportunity for leading auto parts retailers such as the Company. Several of the Company's retail competitors have already begun servicing this market.

        The Company expects that its entry into the commercial delivery market will require capital investments of approximately $3 million to $5 million over the next 12 to 24 months, much of which is expected to be financed through the Company's borrowings. In addition, the Company is aware that the commercial delivery market will require the Company to extend credit to its commercial customers. The extension of credit brings with it new and additional procedural requirements that will need to be followed, a need for short term financing of accounts receivable and the risk and impact on financial results of uncollectible accounts.

Q LUBE JOINT VENTURE

        At the end of March 1997, the Company entered into a joint venture business agreement with Q Lube, Inc., a subsidiary of Quaker State Corporation, to jointly develop locations that provide fast lube and automotive maintenance services (the "DAP/Q Lube Centers"). Under the terms of the joint venture agreement, the Company owns and controls, through a wholly owned subsidiary, fifty-one percent of the joint venture partnership.

        The service centers will primarily be located on selected properties owned and/or leased by the Company that are adjacent to the Company's retail stores. The Company believes that the service centers will add significant value to its existing customer base and result in increased traffic and sales in the Company's stores, as well as providing cross-selling opportunities between Q Lube and the Company.

        The Company's investment in the venture will primarily be limited to the contribution or lease of land, primarily non-revenue producing land that the Company currently owns. Q Lube, Inc. will be responsible for constructing the building, providing equipment and actually operating the facilities. To date, 3 DAP/Q Lube Centers had been opened. During fiscal 1998, the Company plans to open 7 to 10 additional centers.

STORE OPERATIONS

STORE DESIGN AND VISUAL MERCHANDISING

        The Company seeks to design and build stores with a high visual impact. The Company's stores are generally free-standing buildings situated in highly visible locations and are designed to provide easy access and ample parking. The Company utilizes colorful exterior signage which display the "Discount Auto Parts" name and advertise current product specials. In-store signage and special displays are used to aid customers in locating merchandise and promoting products. The inside of the stores are organized by department in an attractive and brightly lit store environment which makes it easy to locate merchandise. The Company employs a plan-o-grammed store layout system designed to maximize sales in a generally consistent merchandise presentation in all of its stores.

        Stores are designed to maximize selling space, keeping most of the merchandise within view of the customer. The majority of the selling space contains gondolas for automotive replacement parts, maintenance items and accessories, with selected merchandise featured at the ends of the aisles, at the cash register areas and in other high traffic and visibility areas. All stores have a hard parts counter that is staffed by knowledgeable, customer-service oriented team members. All of the stores have computerized parts catalogs located at the hard parts counter that provide parts information based on the make, model and year of an automobile.

        The Company believes that continually improving and upgrading the appearance of its stores increases sales per store. As market conditions warrant, Discount Auto Parts relocates or substantially renovates existing stores. Stores are relocated primarily to secure improved site locations and to expand store size. In addition, some stores are increased in size in connection with renovations.

        Since fiscal 1993, the Company has relocated or substantially renovated 39 stores. During fiscal 1998, the Company plans to relocate or substantially renovate 10 - 15 additional stores. The Company considers a store to have been substantially renovated when it has spent more than $70,000 on store improvements other than for ordinary course of business maintenance and upkeep expenses.

STORE TEAM MEMBERS

        Mini-depot format stores employ 4 to 16 team members and depot format stores employ 8 to 34 team members. Each store contains a manager, one or two assistant managers, a team leader and additional full and part-time team members.

        Each store manager's incentive compensation is based upon the performance of his or her store vis-a-vis the average Company store. Store managers are reviewed monthly and quarterly on sales levels, gross margins and operating margin. This review and compensation attempts to align the goals of the Company's store managers with those of management, primarily increased same store sales, stable gross margins and selling, general and administration expense control.

        The Company supervises store operations primarily through two Vice Presidents of Operations and 21 Division Managers, each of whom supervises between 14 and 28 stores. The Vice President's in turn report to William C. Perkins, the Company's President and Chief Operating Officer.

        Purchasing, merchandising, advertising, accounting, cash management and other store support functions are handled by the Company's corporate headquarters. The Company believes that relieving store managers of primary responsibility for these functions allows them more time to focus on customer service and the execution of the Company's in-store merchandising and marketing strategies.

DIMENSIONS OF EXCELLENCE REVIEWS

        The Company prides itself on continuous store improvement and an overall high level of customer service. To assure these standards, the Company conducts "dimensions of excellence" reviews of each of its stores twice each year in order to evaluate the stores operations. Each dimensions of excellence review encompasses a comprehensive itinerary of store characteristics and performance criteria. The dimensions of excellence teams are made up store managers from other districts selected based on their success as managers and their depth of experience, as well as senior team members from the Company's headquarters. A written evaluation is prepared for each store that is reviewed and the evaluation team meets with the store manager to discuss the review and to provide direction in seeking improvements in store performance.

        The Company also has a program whereby each week members of the senior management team visit several of the Company's stores to monitor operations. In addition, every store is visited weekly by a member of the district management team or the home office management support team. All of these review programs help insure that the Company's stores are being maintained in accordance with the Company's standards of excellence.

PURCHASING AND DISTRIBUTION

        Merchandise is selected and purchased for all stores at the Company's distribution center located in Lakeland, Florida. Approximately 90% of the Company's merchandise is shipped by vendors to the Company's distribution center. Deliveries are usually made to individual stores on a weekly basis by the Company's fleet of trucks and trailers.

        In fiscal 1997, the Company purchased products from over 400 suppliers. During fiscal 1997, the Company's ten largest suppliers accounted for approximately 28% of the Company's purchases but no single supplier accounted for more than 7.4% of total purchases. During fiscal 1995, 1996 and 1997, the Company's ten largest suppliers accounted for approximately 40%, 38% and 28%, respectively, of the Company's total inventory purchases.

        The Company believes that its relationships with its suppliers are excellent. The Company also believes that alternative sources of supply exist (and in some cases such relationships are maintained on a smaller scale), at similar cost and on similar terms, for substantially all types of products sold.

        Automotive replacement parts manufacturers generally accept obsolete inventory for return credit on an annual or more frequent basis. The Company has historically not incurred any significant losses as a result of slow moving or obsolete inventory.

ADVERTISING AND PROMOTION

        The Company uses various methods to promote its products, including newspaper, direct mail, radio and television, in-store banners, displays and promotions. The Company also uses sales incentives and price based promotions to advertise its products. In addition, the Company believes that DIY customers are also strongly influenced by "word of mouth" recommendations from satisfied customers. The Company also works closely with its suppliers in order to promote its products. The Company views its suppliers as an important element of the advertising and operating process. The suppliers, in turn, provide certain benefits for the Company, such as volume discounts, rebates, credits, return allowances, cooperative advertising and signage assistance programs. The suppliers also provide product knowledge and training and education which assist the Company's team members in providing excellent customer service.

COMPETITION

        The retail automotive parts aftermarket is highly competitive. Automotive products similar or identical to those sold at the Company's stores are generally available from a variety of different competitors in the communities served by Discount Auto Parts stores. The number of competitors and the level of competition faced by Discount Auto Parts stores varies by market area. The principal competitive factors which affect the Company's business are store location, customer service, product selection, product quality and price. In the state of Florida the Company operates the largest specialty retail chain offering automotive replacement parts, maintenance items and accessories to the DIY consumer. The Company competes with a number of local, regional and national automotive retail chains including Auto Zone, Pep Boys, Western Auto, One Stop, Advance Auto, and Automotive One. To a lesser extent, the Company's stores also compete with automotive wholesalers or jobbers such as NAPA, Big A and Steego and, in certain product categories, such as batteries, oil, filters and accessories, mass merchandisers such as Wal-Mart, Target and Kmart.

        Although the Company believes that it competes effectively in its various markets, certain of its competitors, or their parent organizations, are larger in terms of sales volume, have access to greater capital and management resources or have been operating longer in particular market areas

TEAM MEMBERS

        As of June 3, 1997, the Company employed 3,677 team members, 2,869 of whom were full-time team members. Approximately 85% of the Company's team members are employed in stores or in direct field supervision, while 15% work in the distribution center and/or in corporate and support functions.

        The Company has no collective bargaining agreements covering any of its team members, has never experienced any material labor disruption and is unaware of any present efforts or plans to organize its team members. The Company believes that its relations with its team members are excellent.

TRADEMARKS

        The Company believes that its name, distinctive lettering and eye-catching store exteriors are important to its operating strategy but that the Company's business is not otherwise dependent on any patent, trademark, service mark or copyright. Except as described herein under the caption "Legal Proceedings," the Company is not aware of any infringing uses or, except as described herein under the caption "Legal Proceedings," any assertion of infringing uses in any of its current market areas that, in the opinion of the Company, could materially affect the Company's use of its name and trade dress described above.

ITEM 2. PROPERTIES.

DISTRIBUTION CENTER AND HEADQUARTERS

        The Company's distribution center, which also houses its headquarters and administrative offices, is located in one consolidated building in Lakeland, Florida on property owned by the Company. The facilities (including parking areas), which currently occupy 12.2 acres of a 31.5 acre tract, are located in an industrial park area, fronting Interstate 4, the east-west expressway that cuts across central Florida. Over 85% of the Company's stores are within a six hour drive of the distribution center. The property provides ample room for future expansion and has the potential to be modified to provide direct rail access.

        The Company's distribution center stands at approximately 305,000 square feet and is equipped to serve up to 400 stores. In accordance with its growth strategy, the Company is currently expanding its distribution center which is scheduled to be completed near the end of fiscal 1998 or the beginning of fiscal 1999. When completed, the new distribution center will total approximately 600,000 square feet and is expected to be capable of serving approximately 600 stores on both a case-pack (typically high volume, prepackaged maintenance items and accessories) and repack basis, and an additional 400 to 600 stores on a repack basis only.

         The Company's distribution center currently occupies 12.2 acres of a
31.5 acre tract owned by the Company, The existing distribution center was designed with a 30-foot clear span allowing for a total of eight million cubic feet of storage space; the expansion space will also utilize a 30 feet clear span, increasing a total storage space to approximately 16 million cubic feet. The Company is also currently leasing an additional 42,000 square feet of warehouse space approximately 1 mile from the existing distribution center, until the expansion is completed.

DISCOUNT AUTO PARTS STORES

        Discount Auto Parts stores are located throughout Florida, Georgia, Alabama, South Carolina and Mississippi. The Company adheres to a strategy of owning the vast majority of its store locations and currently owns approximately 91% of its locations. Management believes that this strategy maximizes the Company's real estate flexibility, as well as controls operating costs.

        The following table sets forth certain information about the Company's current ownership and leasehold interests in its stores as of June 3, 1997:

         NATURE OF COMPANY'S INTEREST                         NUMBER OF STORES
         ----------------------------                         ----------------
     Own Land and Buildings                                          365

     Lease Land and/or Buildings                                      35
                                                                     ---
                    TOTAL                                            400
                                                                     ---

        Certain of the stores in which the Company has an ownership interest are affected by credit facilities or mortgages on which the total unpaid principal balance as of June 3, 1997, was approximately $12.0 million. These borrowings, which are to be repaid in aggregate annual installments of $2.4 million, accrue interest at rates ranging between 9.8% and 10.11% per annum.

        Most of the Company's leases provide for the payment of a fixed rent, plus increases in ad valorem taxes and insurance and maintenance costs. The leases are generally for a term of five years, with the Company having the right to renew for one or more additional five-year terms. The leases in existence at the close of fiscal 1997 will expire between 1998 and 2001 (not including renewals). The Company will continue to evaluate additional lease alternatives as market conditions dictate.

ITEM 3. LEGAL PROCEEDINGS

A.E.W., Inc. d/b/a DAPS Discount Auto Parts Stores vs. Discount Auto Parts, Inc., United States District Court for the Northern District of Florida, Civil Division, Civil Action 94-30073-CIV-LAC.

        On or about January 31, 1994, a complaint was originally filed against the Company by A.E.W., Inc. d/b/a DAPS Discount Auto Parts Stores in the Circuit Court in and for Escambia County, Florida (Case 94-0166-CA-01). A.E.W., which operates several retail auto parts stores in Escambia County, Florida, Fort Walton Beach, Florida, Mobile, Alabama and Pascagoula and Gulfport, Mississippi, sought to enjoin, under several different counts, the Company's use of the trade names "Discount Auto Parts" and "DAP" without an accompanying identifier to the extent such use was likely to create confusion with A.E.W.'s business, and to recover, under several different counts, compensatory and punitive damages and attorneys' fees. No specific dollar amount of damages was alleged in the complaint. A motion for preliminary injunction was also filed by A.E.W. The Company sought to remove the case to federal court and also moved to dismiss several counts or portions thereof and to strike certain references in the complaint. In February 1994, the Company was able to remove the case to federal court. A.E.W.'s motion for preliminary injunction was denied as was its motion for reconsideration of the ruling. The Company's motions to dismiss and to strike were granted as to certain counts and denied as to all other counts. Discovery requests have been exchanged by the parties and such discovery has been completed.

        On August 18, 1997, the Company and the plaintiff agreed to terms in principle to settle this matter. The final settlement is being prepared and should be signed by both parties in the near future. The terms of the settlement are immaterial to the Company's results of operations.

Airgas, Inc., Airgas Management, Inc., and Airgas Speciality Gases, Inc., vs. Discount Auto Parts, Inc., Brad Davis, JLM Enterprises, Inc. d/b/a Autoplex Parts, Jerral L. Mayes, Sr., William D. Morris, and John Does 1-100. United States District Court for the Southern District of Georgia, Civil Division, Civil Action CV 497-32.

         In February 1997, a complaint was filed by Airgas, Inc. and certain Airgas affiliates against several defendants, including the Company and one of its employees. The complaint alleged, among other things, that the Company took part in a conspiracy with other companies and individuals unrelated to Discount Auto Parts to defraud Airgas in connection with commercial sales of refrigerant R-12 (freon) and sought compensatory damages in excess of $20 million, treble damages and other relief totaling in excess of $80 million. The trial was scheduled to begin on August 4, 1997.

         Effective July 26, 1997, the Company entered into a Compromise and Settlement Agreement (the "Settlement Agreement") with Airgas and its affiliates, the other defendants, and certain other parties. Under the terms of the Settlement Agreement, the Company will purchase from Airgas Specialty Gases, on an "as is, where is" basis, approximately 6,500 cylinders believed to contain an alternative to R-12 refrigerant for an aggregate price of $4.0 million, which represents a price that is believed by the Company to be approximately $3.6 million in excess of the current market value of such product. In addition, the Company will pay an additional $13.0 million to Airgas Specialty Gases.

         As a separate but related part of the Settlement Agreement, the Company will pay $500,000 to the bankruptcy estate of Refrigeration Station, Inc. (RSI) to settle any claims, including claims of preference, that the RSI bankruptcy estate might have asserted against the Company and will purchase from the bankruptcy estate approximately 7,200 cylinders of merchantable Freeze 12 refrigerant (an R-12 alternative), for an additional $1.0 million (believed to have a bulk sale value of approximately $600,000). If Airgas does not recover at least $1.5 million from the Refrigeration Station bankruptcy by January 2, 1998, the Company will also pay to Airgas any shortfall but will be entitled to be reimbursed for such payments if Airgas subsequently recovers such amounts from the bankruptcy estate. Because of the involvement of the bankruptcy estate, the entire settlement is contingent upon bankruptcy court approval, which is expected to be addressed by the bankruptcy court at proceedings to be held in September of this year.

         Pursuant to the terms of the Settlement Agreement, Discount Auto Parts, Airgas, the RSI bankruptcy estate, the other defendants and certain other parties will exchange mutual releases of all claims and issues between them. In the Settlement Agreement, there is no finding or admission of wrongdoing on the part of Discount Auto Parts.

        The Company is presently involved in litigation with its insurance carrier pursuant to which the Company is seeking recovery under its insurance policy of certain amounts incurred in connection with the Airgas litigation and the settlement thereof. The ultimate outcome of such litigation or an estimate of the amount of potential insurance recoveries, if any, cannot be determined at this time. No benefit for any recovery which may result has been reflected in the accompanying financial statements.

         In addition to the Airgas litigation certain federal investigations into the subject matter of this litigation are ongoing. In particular, federal grand jury proceedings in Savannah, Georgia in which the Company had been called upon to respond to subpoenas are believed to be continuing and the Company is aware that the SEC has commenced its own informal investigation. In connection with these proceedings, the Company intends to continue its cooperation.

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

        Discount Auto Parts is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, singly or in the aggregate, will have a material adverse effect on its financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is listed on the New York Stock Exchange. Information included under the caption "Common Stock Price Range" and "Number of Stockholders" on page 28 of the Company's 1997 Annual Report to Stockholders and are incorporated herein by reference.

        Since the initial public offering, the Company has not paid any cash dividends. The Company does not intend to pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's existing credit facilities contain restrictions on the payment of cash dividends on the Common Stock. At June 3, 1997, approximately $22.7 million of the Company's retained earnings were available for dividend distribution.

ITEM 6. SELECTED FINANCIAL DATA.

     Information under the caption "Five Year History" on page 7 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


      Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 13 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements of Discount Auto Parts, Inc. together with the report thereon of Ernst & Young LLP, appearing on pages 14 through 25 and page 27 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information contained under the captions "Election of Directors" and "Executive Officers" on page 2 and page 14 of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

     Information contained under the caption "Executive Compensation" on pages 15 through 16 of the

Company's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained under the caption "Security Ownership" on pages 18 through 20 of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 17 through 18 of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)          (1) The following financial statements of Discount Auto Parts,
                  Inc. and the report thereon of Ernst & Young LLP dated August
                  8, 1997, which are included in the Company's 1997 Annual
                  Report to Stockholders for the year ended June 3, 1997, pages
                  14 through 25, and page 27, are incorporated herein by reference.

                  Consolidated Statements of Income for the years ended June 3,
                         1997, May 28, 1996, and May 30, 1995.

                  Consolidated Balance Sheets as of June 3, 1997 and May 28,
                         1996.

                  Consolidated Statements of Stockholders' Equity for the years ended June 3, 1997, May 28, 1996 and May 30, 1995.

                  Consolidated Statement of Cash Flows for the years ended June
                         3, 1997, May 28, 1996 and May 30, 1995.

                  Notes to Consolidated Financial Statements.

                  Reports of Independent Certified Public Accountants.

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

4.4*               Second Amendment Agreement to Note Agreement effective as of August 26, 1992 between Discount Auto Parts, Inc. and Massachusetts Mutual Life Insurance Company.
                   (Filed as Exhibit 4.4 to the Company's Form 10-K for the year ended May 30, 1995, as filed with the SEC on August 16, 1996).

4.5*               Note Agreement dated as of October 30, 1989 between Discount Auto Parts, Inc. and
                   Massachusetts Mutual Life Insurance Company (Filed as Exhibit 10.2 to the
                   Company's Registration Statement on Form S-1 (No. 33-49400) as filed with the SEC on July 8, 1992).

4.6*               Amendment Agreement to Note Agreement effective as of August 26, 1992 between
                   Discount Auto Parts, Inc. and Massachusetts Mutual Life Insurance Company. (Filed
                   as Exhibit 4.4 to the Company's Form 10-K for the year ended May 30, 1995, as filed with the SEC on August 16, 1996).

4.7                Note Purchase Agreement dated as of July 15, 1997 between Discount Auto Parts, Inc.
                   and the Identified Purchasers.

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

10.4               Revolving Credit Agreement dated as of July 16, 1997 by and among Discount Auto Parts,
                   Inc. and SunTrust Bank, Central Florida, National Association, individually and as
                   Agent, AmSouth Bank, Barnett Bank, N.A., First Union National Bank and The Fuji Bank
                   and Trust Company.

10.5*              Amendment and Restatement of the Discount Auto Parts Team Members' Profit Sharing
                   Plan and Trust dated May 31, 1994 (Filed as Exhibit 10.12 to the Company's Form
                   10-K for the fiscal year ended May 31, 1994, as filed with the SEC on August 29,
                   1994).

10.6*              Discount Auto Parts, Inc. Supplemental Executive Profit Sharing Plan (Filed as
                   Exhibit 10.5 to the Company's Form 10-K for the year ended May 30, 1995, as filed with the SEC on August 26, 1995).

10.7*              Incentive compensation plan's for Peter J. Fontaine, William C. Perkins, and
                   Warren Shatzer.

10.8*              Discount Auto Parts, Inc. 1992 Stock Option Plan (Filed as Exhibit  10.16 to the
                   Company's Form 10-Q for the quarter ended  September 1, 1992, as filed with the SEC on October 15, 1992).

10.9               Discount Auto Parts, Inc. Amended and Restated 1992 Team Member Stock
                   Purchase

10.10*             Discount Auto Parts, Inc. Non-Employee Directors' Stock Option Plan (Filed as
                   Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-84058) as
                   filed with the SEC on September 16, 1994).

10.12              Discount Auto Parts, Inc. Amended and Restated 1995 Stock Option Plan.

10.13*             Indemnification Agreements for Peter J. Fontaine, Warren Shatzer, William C.
                   Perkins, E.E. Wardlow and A Gordon Tunstall (Filed as Exhibit 10.18 to the
                   Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

10.14              Indemnification Agreements for C. Michael Moore.

10.15              Indemnification Agreements for David P. Walling.


10.16              S Corporation Tax Allocation and Indemnification Agreement dated August 20, 1992 Agreement
                   (Filed as Exhibit 10.19 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

10.17              Master Joint Business Agreement of Q Lube, Inc. and Discount Auto Parts, Inc. dated as of
                   January 1, 1997 (Filed as Exhibit 10.16 to the Company's Form 10-Q for the quarter ended
                   March 4, 1997, as filed with the SEC on April 17, 1997).

10.18              General Partnership Agreement of DAP/LUBECO Partnership

13                 Annual Report to Stockholders for the year ended June 3, 1997.

21                 Subsidiaries of the Registrant

23                 Consent of Ernst & Young LLP

27                 Financial Data Schedule (for SEC use only)

                   (b) Reports on Form 8-K.

                   No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.



                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         DISCOUNT AUTO PARTS, INC.


         By:  /s/ PETER J. FONTAINE                                             September 2, 1997
             ----------------------------------------------                     --------------------
             PETER J. FONTAINE, Chief Executive Officer,                        Date
             Director, (principal executive officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/ Peter J. Fontaine                                                      September 2, 1997
     ---------------------------------------------------------                  ------------------------
         PETER J. FONTAINE, Chief Executive Officer,                            Date
         Director, (principal executive officer)

     /s/ C. Michael Moore                                                       September 2, 1997
     ---------------------------------------------------------                  ------------------------
         C. MICHAEL MOORE, Chief Financial Officer,                             Date
         Secretary (principal financial and accounting officer)

     /s/ William C. Perkins                                                     September 2, 1997
     ---------------------------------------------------------                  ------------------------
         WILLIAM C. PERKINS, President, Chief Operating                         Date
         Officer, Director

     /s/ Warren Shatzer                                                         September 2, 1997
     ---------------------------------------------------------                  ------------------------
         WARREN SHATZER, Executive Vice President -                             Date
         Merchandising, Director

     /s/ E. E. Wardlow                                                          September 2, 1997
     ---------------------------------------------------------                  ------------------------
         E. E. WARDLOW, Director                                                Date

     /s/ A. Gordon Tumstall                                                     September 2, 1997
     ---------------------------------------------------------                  ------------------------
         A GORDON TUNSTALL, Director                                            Date

     /s/ David P. Walling                                                       September 2, 1997
     ---------------------------------------------------------                  ------------------------
         DAVID P. WALLING, Director                                             Date