Form 10-Q
period 1997-09-02
DISCOUNT AUTO PARTS INC
filed 1997-10-14
CIK 889409

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended September 2, 1997

                         Commission file number 1-11276

                            DISCOUNT AUTO PARTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                      59-1447420
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)


4900 Frontage Road, South
Lakeland, Florida                                       33815
---------------------------------------               ----------
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

Common Stock $.01 Par Value - 16,594,003 shares as of September 2, 1997

                            DISCOUNT AUTO PARTS, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 2, 1997 and June 3, 1997 .........    3

         Condensed Consolidated Statements of Income - for the thirteen weeks ended
          September 2, 1997 and the thirteen weeks ended August 27, 1996 ....................    4

         Condensed Consolidated Statements of Cash Flows - for the thirteen
         weeks ended September 2, 1997 and the thirteen weeks ended August 27, 1996 .........    5

         Notes to Condensed Consolidated Financial Statements ...............................    6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   7


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings ..................................................................   10

Item 6.  Exhibits and Reports on Form 8-K ...................................................   11

SIGNATURES ..................................................................................   12

PART I - FINANCIAL INFORMATION

DISCOUNT AUTO PARTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                           SEPTEMBER 2      JUNE 3
                                                               1997          1997
                                                           -----------------------
Assets
                                                                (In thousands)
Current assets:
    Cash and cash equivalents                               $   7,889    $   6,409
    Inventories                                               156,538      151,644
    Deferred income taxes                                       6,081        6,312
    Prepaid expenses and other current assets                  12,704       12,332
                                                            ----------------------
Total current assets                                          183,212      176,697

Property and equipment                                        329,060      316,315
Less allowances for depreciation
   and amortization                                           (54,311)     (50,726)
                                                            ----------------------
                                                              274,749      265,589

Other assets                                                    2,560          780
                                                            ----------------------
Total assets                                                $ 460,521    $ 443,066
                                                            ======================

Liabilities and stockholders' equity
Current liabilities:
    Trade accounts payable                                  $  50,949    $  63,753
    Other current liabilities                                  14,577        9,571
    Litigation settlement                                      19,000       20,400
    Current maturities of long-term debt                        2,400        2,400
                                                            ----------------------
Total current liabilities                                      86,926       96,124

Deferred income taxes                                           4,079        3,764
Long-term debt                                                134,000      114,117

Stockholders' equity:
    Preferred stock                                                --           --
    Common stock                                                  166          166
    Additional paid-in capital                                140,524      140,519
    Retained earnings                                          94,826       88,376
                                                            ----------------------
Total stockholders' equity                                    235,516      229,061
                                                            ----------------------
Total liabilities and stockholders' equity                  $ 460,521    $ 443,066
                                                            ======================



See accompanying notes.

DISCOUNT AUTO PARTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                               THIRTEEN WEEKS ENDED
                                          -------------------------------
                                              SEPTEMBER 2     AUGUST 27
                                                  1997           1996
                                          ----------------  -------------
                                    (In thousands, except per share amounts)

Net sales                                      $ 109,737    $ 90,101
Cost of sales, including distribution costs       67,335      56,153
                                               ---------    --------
     Gross profit                                 42,402      33,948

Selling, general and administrative expenses      29,577      22,489
                                               ---------    --------
     Income from operations                       12,825      11,459
Other income (expense), net                         (276)         23
Interest expense                                  (2,053)     (1,068)
                                               ---------    --------
Income before income taxes                        10,496      10,414
Income taxes                                       4,046       4,000
                                               ---------    --------
     Net income                                $   6,450    $  6,414
                                               =========    ========
Net income per share                           $    0.39    $   0.39
                                               =========    ========



Weighted average number of shares                 16,594      16,575
                                               =========    ========






See accompanying notes.

DISCOUNT AUTO PARTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED
                                                         -----------------------
                                                         SEPTEMBER 2  AUGUST 27
                                                            1997       1996
                                                         -----------  ----------
OPERATING ACTIVITIES                                          (In thousands)
Net income                                               $   6,450    $  6,414
Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                         3,616       2,758
       Deferred income taxes                                   546        --
       Changes in operating assets and liabilities:
         (Increase) in inventories                          (4,894)     (6,522)
         (Increase) in prepaid expenses and other
             current assets                                   (372)     (5,307)
         (Increase) decrease in other assets                (1,811)         33
         (Decrease) in trade accounts payable              (12,804)     (5,141)
         Increase in other current liabilities               3,606       4,505
                                                         ---------    --------
Net cash used in operating activities                       (5,663)     (3,260)

INVESTING ACTIVITIES
Purchases of property and equipment                        (12,745)    (18,003)
                                                         ---------    --------
Net cash used in investing activities                      (12,745)    (18,003)

FINANCING ACTIVITIES
Proceeds from short-term borrowings and long-term debt     124,400      21,000
Payments of short-term borrowings and long-term debt      (104,517)     (1,200)
Proceeds from issuances of common stock                          5           2
                                                         ---------    --------
Net cash provided by financing activities                   19,888      19,802

Net increase (decrease) in cash and cash equivalents         1,480      (1,461)
Cash and cash equivalents at beginning of period             6,409       4,552
                                                         ---------    --------
Cash and cash equivalents at end of period               $   7,889    $  3,091
                                                         =========    ========





See accompanying notes.
                                        5

                            DISCOUNT AUTO PARTS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 2, 1997

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Discount Auto Parts, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 3, 1997.

Operating results for the thirteen week period ended September 2, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.


2.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                September 2     June 3
                                   1997          1997
                                -----------   -----------
Unsecured revolving loan         $      --    $  12,500
Real estate acquisition and
  construction lines of credit          --       92,017
Revolving credit agreement          74,400           --
Senior term notes                   50,000           --
Senior secured notes                12,000       12,000
                                 ----------------------
                                   136,400      116,517
Less current maturities             (2,400)      (2,400)
                                 ----------------------
                                 $ 134,000    $ 114,117
                                 ======================


As of June 3, 1997, the Company had an unsecured revolving loan agreement with a bank. The agreement provided for maximum borrowings of $20 million, including up to $1 million for letters of credit. Interest was payable monthly and was a function of the prime rate or the London Interbank Offered Rate (LIBOR).

The Company's real estate acquisition and construction lines of credit provided for maximum aggregate borrowings of $130 million for the acquisition and construction of properties. Interest was payable monthly and was a function of the prime rate or LIBOR. The facilities were provided by two separate banks.

Effective July 16, 1997, the Company replaced its aforementioned credit facilites with a new three year $175 million unsecured revolving credit agreement (the "Revolver"). The rate of interest payable under the Revolver is a function of LIBOR or the prime rate of the lead agent bank, at the option of the Company. The Company may increase the amount of the facility to $200 million with the consent of the syndication of banks. During the term of the Revolver, the Company is obligated to pay a fee of .125% per annum for the unused portion of the Revolver.

Effective August 8, 1997, the Company completed the placement of a separate $50 million senior term notes facility (the "Notes"). The Notes provide for interest at a fixed rate of 7.46%, payable semi-annually, with semi-annual principal payments of $7.1 million, beginning on July 15, 2004. The net proceeds from the Notes were used to reduce the Company's indebtedness under the Revolver.

As of September 2, 1997, the Company had approximately $100.6 million of available borrowings under the Revolver.

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

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance as of September 2, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 2, 1997 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 27, 1996

Net sales for the thirteen weeks ended September 2, 1997 increased $19.6 million, or 21.8%, over net sales for the comparable period ended August 27, 1996. Net sales for the thirteen weeks ended September 2, 1997 which are attributable to the Company's core retail store operations increased 31.5% over the thirteen week period ended August 27, 1996. Commercial sales of R-12 freon represented approximately 7.5% of total sales for the first quarter of fiscal 1997, and were negligible in the first quarter of fiscal 1998. Traditional DIY comparable store sales increased 11.7% for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. When including commercial sales of freon in comparable store sales for the first quarter of fiscal 1997, comparable store sales would have reflected an increase of 3.1% for the first quarter of fiscal 1998. The balance of the increase in net sales for the fiscal 1998 quarter was attributable to net sales from new stores opened since the beginning of fiscal 1997.

At September 2, 1997, the Company had 409 stores in operation, compared with 400 stores at June 3, 1997 and 335 stores at August 27, 1996.

Gross profit for the thirteen week period ended September 2, 1997 was $42.4 million, or 38.6% of net sales, compared with $33.9 million, or 37.7% of net sales, for the comparable period of fiscal 1997. For the first quarter of fiscal 1998, the improvement in gross margin was primarily due to higher commercial sales of R-12 freon in the fiscal 1997 quarter, which generally had lower gross margins due to the product's commodity nature. Excluding the impact of commercial freon sales in the first quarter of fiscal 1997, the gross margin for that quarter would have been 38.9%.

Selling, general and administrative (SG&A) expenses increased as a percentage of sales from 25.0% in the first quarter of fiscal 1997 to 27.0% in the first quarter of fiscal 1998. The increase for the first quarter was primarily the result of increased commercial sales of R-12 freon in the fiscal 1997 quarter. Such commercial sales generally had very limited associated SG&A expenses. Excluding the commercial sales of R-12 freon,

SG&A expenses as a percentage of sales for the first quarter of fiscal 1997 would have been consistent with the fiscal 1998 first quarter's results.

Income from operations increased from $11.5 million for the fiscal 1997 first quarter to $12.8 million in the first quarter of fiscal 1998, representing an increase of 11.9%. Traditional DIY operating income (which reflects operating income exclusive of commercial freon sales and associated cost of sales) increased 29.1% for the first quarter of fiscal 1998 over the comparable fiscal 1997 quarter.

Interest expense for the thirteen weeks ended September 2, 1997 was $2.1 million, compared to $1.1 million for the thirteen weeks ended August 27, 1996. The increase in interest expense was primarily the result of increased borrowings associated with new store growth.

The Company's effective tax rate for the thirteen weeks ended September 2, 1997 was 38.5% as compared with 38.4% for the same period a year ago.

As a result of the above factors, net income was $6.5 million or $.39 per share for the thirteen week period ended September 2, 1997 as compared to net income of $6.4 million or $.39 per share for the thirteen weeks ended August 27, 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the thirteen weeks ended September 2, 1997, net cash of $5.7 million was utilized by the Company's operations versus $3.3 million for the comparable thirteen-week period of fiscal 1997. During the thirteen weeks ended September 2, 1997, this use of cash was due primarily to a reduction in trade accounts payable (which was the result of fiscal 1997 year-end extended vendor terms coming due), an increase in inventories resulting primarily from new store growth, and an increase in other assets. These negative impacts were partially offset by current period earnings, depreciation and an increase in other current liabilities.

Capital expenditures for the thirteen weeks ended September 2, 1997 were $12.7 million. The majority of the capital expenditures related to the 9 stores opened during the thirteen weeks ended September 2, 1997 and costs associated with the expansion of the Company's distribution center. For all of fiscal 1998, the Company expects to open a total of 70 to 90 new stores, as well as replacing or expanding an additional 5 to 10 stores. In addition, work has begun on the expansion of the Company's existing distribution center from 300,000 square feet to 600,000 square feet, with completion expected early in the summer of 1998. The total cost of the expansion, which includes some additional office space, is estimated to be approximately $15 million to $18 million.

The Company also anticipates that it will begin the roll-out of a commercial delivery service in mid-fiscal 1998. The Company's commercial delivery service is expected to consist of a program whereby commercial customers (such as auto service centers, commercial mechanics, garages and the like) can establish commercial accounts with the Company and order automotive parts from the Company and such parts will be delivered from, or can be picked up from, nearby Discount Auto Parts stores. The Company expects that its entry into the commercial delivery market will require total capital investments of approximately $3 million to $5 million of which approximately $1.9 million has been incurred to date. In addition, the commercial delivery program can be expected to require the Company to extend trade credit to certain of the commercial account customers as part of the ordinary course of business. The extension of such trade credit will increase the capital requirements associated with the roll-out of the program and will expose the Company to credit risk from uncollectible accounts.

The Company is in the process of establishing systems to manage and control such credit risk. The amount of capital that is needed to cover extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops.

The Company anticipates that total capital expenditures for fiscal 1998 including the costs associated with the distribution center expansion and the working capital costs associated with the roll-out of the commercial delivery service, will be in the range of $70 million to $85 million.

As of September 2, 1997, the Company had $100.6 million of additional availability under its existing financing agreements.

On September 5, 1997, the bankruptcy courts approved the terms of the Company's Settlement Agreement with Airgas and its affiliates. Pursuant to the terms of the Settlement Agreement, $18.5 million of required aggregate payments were made shortly after receiving such approval. The Company utilized available borrowings from its revolving line of credit to fund the payments.

The Company has historically been able to finance most of its new store growth through unsecured lines of credit and medium and longer term mortgage financing provided by banks and other institutional lenders, and through cash flow from operations.

Consistent with its historical practice, the Company expects to finance both its short and long-term liquidity needs for new store growth, as to land and buildings, primarily through these lines of credit and mortgage financing (renewals and replacements thereof), and as to equipment, fixtures, primarily through cash flow from operations.

The Company's new store development program also requires significant working capital, principally for inventories. The Company has historically used trade credit to partially finance new store inventories and has been successful in negotiating extended payment terms and incentives from many suppliers through volume purchases. The Company believes that it will be able to continue financing much of its inventory growth through the extension of favorable payment terms and incentives from its vendors, but there can be no assurance that the Company will be successful in doing so. The additional funding for inventory expansion has been provided in large part from cash flow from operations.

The Company believes that the expected cash flows from operations, available bank borrowings and trade credit, will be sufficient to fund both short term and long term capital and liquidity needs of the Company.

FORWARD LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward looking statements that are based on the current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and the assumptions made by management. These statements include the words "anticipates", "expects", "expected" and "believes", variations of such words, and similar expressions which are intended to identify such forward looking statements. These forward looking statements are subject to potential risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated.

These potential risks and uncertainties include: increased competition, extent of the market demand for auto parts, availability of inventory supply, propriety of inventory mix, adequacy and perception of customer service, product quality and defect experience, availability of and ability to take advantage of vendor pricing programs and incentives, sourcing availability, rate of new store openings, cannibalization of store sites, mix and types of merchandise sold, governmental regulation of products, new store development and the like, performance of information systems, effectiveness of deliveries from the distribution center, ability to hire, train and retain qualified team members, availability of quality store sites, ability to complete timely expansion of the distribution center, ability to successfully roll-out the commercial delivery service, credit risk associated with the commercial delivery service, environmental risks, availability of expanded and extended credit facilities, legal expenses associated with disputes and investigations concerning freon matters, potential for liability with respect to these matters and other risks.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A.E.W., Inc. d/b/a DAPS Discount Auto Parts Stores vs. Discount Auto Parts, Inc., United States District Court for the Northern District of Florida, Civil Division, Civil Action 94-30073-CIV-LAC.

On or about January 31, 1994, a complaint was originally filed against the Company by A.E.W., Inc. d/b/a DAPS Discount Auto Parts Stores in the Circuit Court in and for Escambia County, Florida (Case 94-0166-CA-01). A.E.W., which operates several retail auto parts stores in Escambia County, Florida, Fort Walton Beach, Florida, Mobile, Alabama, and Pascagoula and Gulfport, Mississippi, sought to enjoin, under several different counts, the Company's use of the trade names "Discount Auto Parts" and "DAP" without an accompanying identifier to the extent such use was likely to create confusion with A.E.W.'s business, and to recover, under several different counts, compensatory and punitive damages and attorney's fees. No specific dollar amount of damages was alleged in the complaint. On September 17, 1997, the Company and A.E.W. reached a Settlement Agreement with respect to this litigation on terms which were considered to be immaterial to the Company's results of operations.

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

Effective July 26, 1997, the Company entered into a Compromise and Settlement Agreement (the "Settlement Agreement") with Airgas and its affiliates, the other defendants, and certain other parties, the terms of which were set forth in the Company's Annual Report on Form 10-K for the year ended June 3, 1997. Because of the involvement of the bankruptcy estate, the entire settlement was contingent upon bankruptcy court approval.

On September 5, 1997 the bankruptcy courts approved the terms of the settlement. Subsequently, pursuant to the terms of the Settlement Agreement the Company has made the required aggregate payments of $18.5 million to the appropriate parties, and has purchased certain products from Airgas and from one of the bankruptcy estates. Pursuant to the terms of the Settlement Agreement, Discount Auto Parts, Airgas, the RSI bankruptcy estate, the other defendants and certain other parties exchanged mutual releases of all claims and issues between them. In the Settlement Agreement, there was no finding or admission of wrongdoing on the part of Discount Auto Parts.

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

In addition to the Airgas litigation, certain federal investigation into the subject mater of this litigation are ongoing. In particular, federal grand jury proceedings in Savannah, Georgia in which the Company had been called upon to respond to subpoenas are believed to be continuing and the Company is aware that the SEC has commenced its own informal investigation. In connection with these proceedings, the Company intends to continue its cooperation.


Dexter Carson, et. al. vs. Discount Auto Parts, Inc., et. al. United States District Court for the Southern District of Florida, Civil Division, Civil Action 96-08833-CIV-HURLEY

On January 23, 1997, a complaint was filed against the Company and certain of it's current and former team members in the United States District Court for the Southern District of Florida, Civil Division. The action alleges, among other things, racial discrimination, failure to promote, discriminatory firing, violations of the Family Medical Leave Act, negligence, negligent misrepresentation and related causes of action on behalf of ten current and former team members and one related individual. No specific dollar amount is alleged in the complaint, but the complaint seeks to recover, under several different counts, compensatory and punitive damages, lost wages, reinstatement, costs and attorney's fees. The Company has filed a series of motions which include a motion to dismiss for failure to state a claim for relief, a motion to strike certain references within the complaint, a motion for relief from improper joinder and a motion for more definitive statement. All motions remain pending. Discovery is continuing. The Company believes that the claims in the complaint are without merit and intends to defend the action vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

27       Financial Data Schedule  (For SEC Use Only)

(b)  Reports on Form 8-K

On July 29, 1997 the Company filed a Form 8-K related to its Settlement Agreement with Airgas, Inc. and certain other parties. No other reports on Form 8-K were filed during the thirteen-week period ended September 2, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DISCOUNT AUTO PARTS, INC.



Date :  October 14, 1997                  By: /s/ Peter J. Fontaine
        ---------------------                 --------------------------
                                          Peter J. Fontaine
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date :  October 14, 1997                  By: /s/ C. Michael Moore
        ---------------------                 --------------------------
                                          C. Michael Moore
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)