Form 10-Q
period 1997-12-02
DISCOUNT AUTO PARTS INC
filed 1998-01-15
CIK 889409

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 2, 1997

                         Commission file number 1-11276

                           DISCOUNT AUTO PARTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-1447420
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


4900 Frontage Road, South
    Lakeland, Florida                                       33815
----------------------------------------    ------------------------------------
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

Common Stock $.01 Par Value - 16,604,375 shares as of December 2, 1997

                           DISCOUNT AUTO PARTS, INC.

                                     INDEX




PART I.  FINANCIAL INFORMATION                                                                         Page
------------------------------                                                                         ----
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - December 2, 1997 and June 3, 1997...................... 3

         Condensed Consolidated Statements of Income - for the twenty-six and thirteen weeks ended December 2, 1997 and November 26, 1996................................................... 4

         Condensed Consolidated Statements of Cash Flows - for the twenty-six weeks ended December 2, 1997 and November 26, 1996................................................... 5

         Notes to Condensed Consolidated Financial Statements........................................... 6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........... 7


PART II. OTHER INFORMATION
--------------------------


Item 1. Legal Proceedings.............................................................................. 11

Item 4. Submission of Matters to a Vote of Security Holders............................................ 12

Item 6. Exhibits and Reports on Form 8-K............................................................... 13

SIGNATURES............................................................................................. 13



PART I - FINANCIAL INFORMATION

DISCOUNT AUTO PARTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                               DECEMBER 2          JUNE 3
                                                                     1997            1997
                                                               ----------       ---------
                ASSETS                                              (In thousands)
Current  assets:
    Cash and cash equivalents                                 $     6,362      $    6,409
     Inventories                                                  163,013         151,644
     Prepaid expenses and other current assets                     14,699          18,644
                                                              -----------      ----------
             Total current assets                                 184,074         176,697

Property and equipment                                            341,679         316,315
     Less allowances for depreciation and amortization            (57,938)        (50,726)
                                                              -----------      ----------
                                                                  283,741         265,589

Other assets                                                        2,550             780
                                                              -----------      ----------
Total assets                                                  $   470,365      $  443,066
                                                              ===========      ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                   $    52,118      $   63,753
     Other current liabilities                                     11,258           9,571
     Litigation settlement                                              -          20,400
     Current maturities of long-term debt                           2,400           2,400
                                                              -----------      ----------

            Total current liabilities                              65,776          96,124

Deferred income taxes                                               5,641           3,764
Long-term debt                                                    157,162         114,117

Stockholders' equity:
     Preferred stock                                                    -               -
     Common stock                                                     166             166
     Additional paid-in capital                                   140,707         140,519
     Retained earnings                                            100,913          88,376
                                                              -----------      ----------
     Total stockholders' equity                                   241,786         229,061
                                                              -----------      ----------
 Total liabilities and stockholders' equity                   $   470,365      $  443,066
                                                              ===========      ==========

See accompanying notes.

DISCOUNT AUTO PARTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                            TWENTY-SIX WEEKS ENDED                  THIRTEEN WEEKS ENDED
                                        ---------------------------------        -----------------------------
                                         DECEMBER 2       NOVEMBER 26             DECEMBER 2       NOVEMBER 26
                                               1997              1996                   1997              1996
                                        -----------      -------------          -------------      -----------
                                                    (In thousands, except per share amounts)
Net sales                              $    214,977      $    195,889           $   105,240         $  105,788
Cost of sales, including distribution
   costs                                    131,225           125,215                63,890             69,062
                                       ------------      ------------           -----------         ----------
   Gross profit                              83,752            70,674                41,350             36,726

Selling, general and administrative
   expenses                                  59,015            46,427                29,438             23,938
                                       ------------      ------------           -----------         ----------
   Income from operations                    24,737            24,247                11,912             12,788
Other income (expense), net                     316               (79)                  592               (101)
Interest expense                             (4,667)           (2,539)               (2,614)            (1,471)
                                       ------------      ------------           -----------         ----------
Income before income taxes                   20,386            21,629                 9,890             11,216
Income taxes                                  7,849             8,318                 3,803              4,318
                                       ------------      ------------           -----------         ----------
   Net income                          $     12,537      $     13,311           $     6,087         $    6,898
                                       ============      ============           ===========         ==========

Net income per share                   $       0.76      $       0.80           $      0.37         $     0.42
                                       ============      ============           ===========         ==========




Weighted average number of shares            16,597            16,576                16,601             16,578
                                       ============      ============           ===========         ==========


See accompanying notes.

DISCOUNT AUTO PARTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       TWENTY-SIX WEEKS ENDED
                                                                  --------------------------------
                                                                   DECEMBER 2          NOVEMBER 26
                                                                         1997                 1996
                                                                  -----------         ------------
OPERATING ACTIVITIES                                                      (In thousands)
Net income                                                        $    12,537        $      13,311
Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation  and  amortization                                  7,348                5,867
       Deferred income taxes                                            8,190                    -
      (Gain) on sales of property and equipment                          (609)                   -
       Changes in operating assets and liabilities:
         (Increase) in inventories                                    (11,369)             (16,836)
         (Increase) in accounts receivable                                  -              (13,519)
         (Increase) in prepaid expenses and other
             current assets                                            (2,368)              (4,553)
          (Increase) decrease in other assets                          (1,835)                 106
          (Decrease) in trade accounts payable                        (11,635)              (3,872)
          (Decrease) in litigation settlement                         (20,400)                   -
          Increase in other current liabilities                         1,687                2,220
                                                                  -----------        -------------
Net cash used in operating activities                                 (18,454)             (17,276)

INVESTING ACTIVITIES
Proceeds from sales of property and equipment                             853                    -
Purchases of property and equipment                                   (25,679)             (35,673)
                                                                  -----------        -------------
Net cash used in investing activities                                 (24,826)             (35,673)

FINANCING ACTIVITIES
Proceeds from short-term borrowings and long-term debt                162,000               53,600
Payments of short-term borrowings and long-term debt                 (118,955)              (1,200)
Proceeds from issuance of common stock                                    188                   94
                                                                  -----------        -------------
Net cash provided by financing activities                              43,233               52,494

Net (decrease) in cash and cash equivalents                               (47)                (455)
Cash and cash equivalents at beginning of period                        6,409                4,552
                                                                  -----------        -------------
Cash and cash equivalents at end of period                        $     6,362        $       4,097
                                                                  ===========        =============


See accompanying notes.

                           DISCOUNT AUTO PARTS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 2, 1997

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

Operating results for the thirteen and twenty-six week periods ended December 2, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                     December 2                  June 3
                                                                           1997                    1997
                                                                  ------------             ------------
Unsecured revolving loan                                          $          -             $     12,500
Real estate acquisition and
  construction lines of credit                                               -                   92,017
Revolving credit agreement                                              97,562                        -
Senior term notes                                                       50,000                        -
Senior secured notes                                                    12,000                   12,000
                                                                  ------------             ------------
                                                                       159,562                  116,517
Less current maturities                                                 (2,400)                  (2,400)
                                                                  ------------             ------------
                                                                  $    157,162             $    114,117
                                                                  ============             ============

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

As of December 2, 1997, the Company had approximately $77.4 million of available borrowings under the Revolver.

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

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance as of December 2, 1997.


3. PROPOSED BUSINESS COMBINATION

On October 17, 1997, the Company entered into a definitive merger agreement to acquire all of the outstanding common stock of Hi-Lo Automotive Inc. ("Hi-Lo") in exchange for Discount Auto Parts common stock. Under the terms of the merger agreement, stockholders of Hi-Lo were to receive 0.1485 of a share of Discount Auto Parts common stock for each outstanding share of Hi-Lo stock, subject to certain adjustments based upon changes in the average price of Discount's stock during a specified period. There were approximately 10.8 million shares of Hi-Lo common stock outstanding which represented a transaction equity value of approximately $36 million. The merger, which was expected to be completed in February 1998, was subject to approval by Hi-Lo shareholders and certain other conditions. The agreement could be terminated by either Discount Auto Parts or Hi-Lo under certain circumstances.

On December 23, 1997, the Company received a notice of termination of the merger agreement from Hi-Lo. The Company was also advised that Hi-Lo had contemporaneously entered into a definitive agreement with O'Reilly Automotive, Inc. of Springfield, Missouri, providing for an acquisition price of $4.35 cash per share. Under the terms of the agreement with Discount Auto Parts, Hi-Lo was entitled to terminate the agreement if it entered into an agreement relating to a superior proposal, provided that Hi-Lo simultaneously paid a $4 million termination fee to Discount Auto Parts. The termination fee was received by Discount Auto Parts on December 23, 1997. The termination fee, less related expenses, will be reported in the Company's third quarter results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS AND TWENTY SIX WEEKS ENDED DECEMBER 2, 1997 COMPARED TO THIRTEEN WEEKS AND TWENTY SIX WEEKS ENDED NOVEMBER 26, 1996

Total sales for the second quarter of fiscal 1998 were $105.2 million as compared to $105.8 million a year earlier. Commercial sales of R-12 freon represented approximately $21.5 million or 20.3% of total sales for the second quarter of fiscal 1997, and were negligible in the second quarter of fiscal 1998.

Excluding the impact of such commercial sales, traditional Do-It-Yourself ("DIY") retail sales for the second quarter of fiscal 1998 increased 24.6% over the comparable fiscal 1997 period. Traditional DIY comparable store sales increased 9.6% for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. When including commercial sales of freon in comparable store sales for the second quarter of fiscal 1997, comparable store sales would have reflected a decrease of 13.0% for the second quarter of fiscal 1998. The balance of the increase in total sales for the fiscal 1998 second quarter was attributable to net sales from new stores opened since the beginning of fiscal 1997.

Total sales for the first six months of fiscal 1998 increased 9.7% to $215.0 million, from $195.9 million a year earlier. Traditional Do-It-Yourself ("DIY") retail sales for the first six months of fiscal 1998 increased 28.1% over the comparable fiscal 1997 period. Commercial sales of R-12 freon represented approximately $28.2 million or 14.4% of total sales for the first six months of fiscal 1997, and were negligible in the first six months of fiscal 1998. Traditional DIY comparable store sales increased 10.3% for the first six months of fiscal 1998 as compared to the first six months of fiscal 1997. When including commercial sales of freon in comparable store sales for the first six months of fiscal 1997, comparable store sales would have reflected a decrease of 6.0% for the first six months of fiscal 1998. The balance of the increase in net sales for the first six months of fiscal 1998 was attributable to net sales from new stores opened since the beginning of fiscal 1997.

At December 2, 1997, the Company had 421 stores in operation, compared with 400 stores at June 3, 1997 and 360 stores at November 26, 1996.

Gross profit for the thirteen week period ended December 2, 1997 increased to $41.4 million, or 39.3% of net sales, as compared to $36.7 million, or 34.7% of net sales, for the comparable period of fiscal 1997. Gross profit for the first six months of fiscal 1998 increased to $83.8 million or 39.0% of net sales, as compared to $70.7 million or 36.1% of net sales for the first six months of fiscal 1997. The improvements in gross margins for the second quarter of fiscal 1998 and the first six months of fiscal 1998 was primarily due to higher commercial sales of R-12 freon in the fiscal 1997 comparable periods, which generally had lower gross margins due to the product's commodity nature. Excluding the impact of commercial freon sales in fiscal 1997, the gross margin would have been 37.9% for the second quarter of fiscal 1997 and 38.4% for the first six months of fiscal 1997.

Selling, general and administrative (SG&A) expenses increased as a percentage of sales from 22.6% in the second quarter of fiscal 1997 to 28.0% in the second quarter of fiscal 1998. SG&A expenses increased as a percentage of sales from 23.7% in the first six months of fiscal 1997 to 27.5% in the first six months of fiscal 1998. The increase was primarily the result of the impact of the higher level of commercial sales of R-12 freon in the fiscal 1997 quarter and the first six months of fiscal 1997. Such commercial sales generally had very limited associated SG&A expenses. Excluding the commercial sales of R-12 freon, SG&A expenses as a percentage of sales for the second quarter and first six months of fiscal 1997 would have been 28.4% and 27.7%, respectively.

Income from operations for the second quarter of fiscal 1998 was $11.9 million as compared to $12.8 million in the second quarter of fiscal 1997. Income from operations for the first six months of fiscal 1998 was $24.7 million as compared to $24.2 million for the same period a year ago. Income from operations for the second quarter and first six months of fiscal 1997 include earnings associated with commercial sales of freon which generally do not exist in the fiscal 1998 results. When excluding the impact of such commercial sales, traditional DIY operating income (which reflects operating income exclusive of commercial freon sales and associated cost of sales) increased 47.9% and 37.6% for the second quarter and first six months of fiscal 1998, respectively, over the comparable period results.

Interest expense for the thirteen weeks ended December 2, 1997 increased to $2.6 million, compared to $1.5 million for the thirteen weeks ended November 26, 1996. Interest expense for the first six months of fiscal 1998 increased to $4.7 million as compared to $2.5 million for the first six months of fiscal 1997. The increase in interest expense was primarily the result of increased borrowings associated with new store growth and the September 1997 funding of the amounts due pursuant to the terms of the Settlement Agreement with Airgas.

The Company's effective tax rate for the thirteen and twenty-six weeks ended December 2, 1997 was 38.5% as compared with 38.5% for the same periods a year ago.

As a result of the above factors, net income was $6.1 million or $.37 per share for the thirteen week period ended December 2, 1997 as compared to net income of $6.9 million or $.42 per share for the thirteen weeks ended November 26, 1996. Net income was $12.5 million or $.76 per share for the first six months of fiscal 1998 as compared to net income of $13.3 million or $.80 per share for the first six months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the twenty-six weeks ended December 2, 1997, net cash of $18.4 million was utilized by the Company's operations versus $17.3 million for the comparable twenty-six week period of fiscal 1997. During the twenty six weeks ended December 2, 1997, this net use of cash was due primarily for the September 1997 funding of the $18.5 million or required payments under the Airgas Settlement Agreement and, the payment of associated legal expenses. Other primary cash uses for the period included a reduction in trade accounts payable (which was largely a result of fiscal 1997 year-end extended vendor terms coming due), and an increase in inventories resulting primarily from new store growth. These uses of cash were offset in part by current period earnings, depreciation, a reduction in deferred income taxes primarily associated with the Airgas Settlement payments in September 1997, and an increase in other current liabilities. The fiscal 1997 cash used in operation of $17.3 million includes an increase in accounts receivable of $13.5 million. Such accounts receivable were collected shortly following the end of the second quarter of fiscal 1997.

Capital expenditures for the twenty six weeks ended December 2, 1997 were $25.7 million. The majority of the capital expenditures related to the 21 stores opened during that period and costs associated with the expansion of the Company's distribution center. For all of fiscal 1998, the Company expects to open approximately 70 new stores, as well as replacing or expanding additional stores. In addition, work has begun on the expansion of the Company's existing distribution center from 300,000 square feet to 600,000 square feet, with completion expected in the summer of 1998. The total cost of the expansion, which includes some additional office space, is estimated to be approximately $15 million to $18 million.

The Company also anticipates that it will begin the roll-out of a commercial delivery service in the third quarter of fiscal 1998. The Company's commercial delivery service is expected to consist of a program whereby commercial customers (such as auto service centers, commercial mechanics, garages and the like) can establish commercial accounts with the Company and order automotive parts from the Company and such parts will be delivered from, or can be picked up from, nearby Discount Auto Parts stores. The Company expects that its entry into the commercial delivery market will require total capital expenditures of approximately $3 million to $5 million of which approximately $2.5 million has been incurred to date. In addition, the commercial delivery program can be expected to require the Company to extend trade credit to certain of the commercial account customers as part of the ordinary course of business. The extension of such trade credit will increase the capital requirements associated with the roll-out of the program and will expose the Company to credit risk from uncollectible accounts.

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

As discussed in Note 3 of the Notes to Condensed Financial Statements, the Company received a $4 million termination fee following the end of the second quarter of fiscal 1998 as a result of the December 1997 termination of the definitive merger agreement to acquire Hi-Lo Automotive, Inc.

As of December 2, 1997, the Company had $77.4 million of additional availability under its existing financing agreements.

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

FORWARD LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward looking statements that are based on the current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and the assumptions made by management. These statements include the words "anticipates", "expects", "expected", "estimated" and "believes", variations of such words, and similar expressions which are intended to identify such forward looking statements. These forward looking statements are subject to potential risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated.

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

On September 5, 1997, the bankruptcy courts approved the terms of the settlement. Subsequently, pursuant to the terms of the Settlement Agreement, the Company has made the required aggregate payments of $18.5 million to the appropriate parties, and has purchased certain products from Airgas and from one of the bankruptcy estates. Pursuant to the terms of the Settlement Agreement, Discount Auto Parts, Airgas, the RSI bankruptcy estate, the other defendants and certain other parties exchanged mutual releases of all claims and issues between them. In the Settlement Agreement, there was no finding or admission of wrongdoing on the part of Discount Auto Parts.

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

Automotive Supply Company vs. Discount Auto Parts et al, Superior Court of the State of California for the County of San Bernardino, No. SCV43674

On or about December 9, 1997, a complaint was filed against the Company by Automotive Supply Company in California alleging, among other things, breach of contract, account stated, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation, all in connection with the supply by Automotive Supply Company of rotating electrical parts to the Company. The complaint seeks compensatory damages in excess of $16,000,000 as well as punitive and exemplary damages. The Company believes the claims in the complaint are without merit and intends to defend the action vigorously. Indeed, the Company will be filing an answer denying the essential allegations in the complaint and, by way of a counterclaim, will be seeking to recover amounts the Company asserts is owed to it by Automotive Supply Company as well as amounts representing other damages the Company has suffered as a result of Automotive Supply Company's own actions.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on October 7, 1997. There were 16,593,983 shares of Common Stock entitled to vote. The following matters were voted at the meeting.

Warren Shatzer was elected to fill a Class II director seat for a three year term, with 15,616,154 votes for his election and 93,745 withheld. E.E. Wardlow was elected to fill a Class II director seat for a three year term with 15,614,430 votes for his election and 95,469 withheld. Directors continuing to serve are Peter Fontaine, Chairman and Chief Executive Officer, William C. Perkins, President and Chief Operating Officer, A Gordon Tunstall, Director and David P. Walling, Director.

A proposal to approve the Amendment and Restatement of the 1992 Team Member Stock Purchase Plan was approved and adopted, with 14,378,144 votes for the proposal, 46,148 against the proposal and 28,862 abstentions.

A proposal to approve the Amendment and Restatement of the 1995 Stock Option Plan was approved and adopted, with 11,345,236 votes for the proposal, 3,077,379 against the proposal and 30,539 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

27       Financial Data Schedule  (For SEC Use Only)

(b)      Reports on Form 8-K

         On October 20, 1997 the Company filed a Form 8-K related to the signing of the definitive merger agreement with Hi-Lo Automotive, Inc. No other reports on Form 8-K were filed during the thirteen week period ended December 2, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DISCOUNT AUTO PARTS, INC.


Date:    January 15, 1998                 By:  /s/ Peter J. Fontaine
                                          --------------------------------
                                          Peter J. Fontaine
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date:    January 15, 1998                 By: /s/ C. Michael Moore
                                          --------------------------------
                                          C. Michael Moore
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)