Form 10-Q
period 1998-03-03
DISCOUNT AUTO PARTS INC
filed 1998-04-13
CIK 889409

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 3, 1998

                         Commission file number 1-11276

                          DISCOUNT AUTO PARTS, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Florida                                        59-1447420
--------------------------------            -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)


   4900 Frontage Road, South                               33815
      Lakeland, Florida
--------------------------------            -----------------------------------
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

Common Stock $.01 Par Value - 16,605,244 shares as of March 3, 1998

                           DISCOUNT AUTO PARTS, INC.

                                     INDEX



                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 3, 1998 and June 3, 1997 ...........................  3

         Condensed Consolidated Statements of Income - for the thirty-nine and thirteen weeks ended March 3, 1998 and the forty and fourteen weeks ended March 4, 1997 .........................  4

         Condensed Consolidated Statements of Cash Flows - for the thirty-nine weeks ended
         March 3, 1998 and the forty weeks ended March 4, 1997 ............................................  5

         Notes to Condensed Consolidated Financial Statements..............................................  6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............  8


PART II. OTHER INFORMATION


Item 1. Legal Proceedings.................................................................................. 11

Item 6. Exhibits and Reports on Form 8-K................................................................... 13

SIGNATURES................................................................................................. 14


PART I - FINANCIAL INFORMATION

DISCOUNT AUTO PARTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  MARCH 3                       JUNE 3
                                                                                   1998                          1997
                                                                               -----------                  ------------
                                ASSETS                                                       (In thousands)
Current  assets:
   Cash and cash equivalents                                                  $      4,967                  $      6,409
   Inventories                                                                     168,249                       151,644
   Prepaid expenses and other current assets                                        10,662                        18,644
                                                                              ------------                  ------------
      Total current assets                                                         183,878                       176,697


Property and equipment                                                             356,553                       316,315
Less allowances for depreciation and amortization                                  (61,663)                      (50,726)
                                                                              ------------                  ------------
                                                                                   294,890                       265,589

Other assets                                                                         2,515                           780
                                                                              ------------                  ------------
Total assets                                                                  $    481,283                  $    443,066
                                                                              ============                  ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                     $     48,281                  $     63,753
   Other current liabilities                                                        12,580                         9,571
   Litigation settlement                                                                 -                        20,400
   Current maturities of long-term debt                                              2,400                         2,400
                                                                              ------------                  ------------
      Total current liabilities                                                     63,261                        96,124

Deferred income taxes                                                                5,641                         3,764

Long-term debt                                                                     163,608                       114,117

Stockholders' equity:
   Preferred stock                                                                       -                             -
   Common stock                                                                        166                           166
   Additional paid-in capital                                                      140,721                       140,519
   Retained earnings                                                               107,886                        88,376
                                                                              ------------                  ------------
   Total stockholders' equity                                                      248,773                       229,061
                                                                              ------------                  ------------
Total liabilities and stockholders' equity                                    $    481,283                  $    443,066
                                                                              ============                  ============


                            See accompanying notes.

DISCOUNT AUTO PARTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                       THIRTY-NINE            FORTY              THIRTEEN            FOURTEEN
                                                       WEEKS ENDED          WEEKS ENDED         WEEKS ENDED        WEEKS ENDED
                                                       --------------------------------         ------------------------------
                                                         MARCH 3              MARCH 4             MARCH 3            MARCH 4
                                                          1998                 1997                1998                1997
                                                       -----------          -----------         -----------        -----------
                                                                        (In thousands, except per share amounts)

Net sales                                            $     325,306        $      297,765      $    110,329       $      101,876
Cost of sales, including distribution costs                198,167               189,238            66,942               64,023
                                                     -------------        --------------      ------------       --------------
   Gross profit                                            127,139               108,527            43,387               37,853

Selling, general and administrative expenses                90,316                73,312            31,301               26,885
                                                     -------------        --------------      ------------       --------------
   Income from operations                                   36,823                35,215            12,086               10,968
Other income (expense), net                                  2,379                   (97)            2,063                  (18)
Interest expense                                            (7,479)               (4,364)           (2,812)              (1,825)
                                                     -------------        --------------      ------------       --------------
Income before income taxes                                  31,723                30,754            11,337                9,125
Income taxes                                                12,213                11,831             4,365                3,513
                                                     -------------        --------------      ------------       --------------
   Net income                                        $      19,510        $       18,923      $      6,972       $        5,612
                                                     =============        ==============      ============       ==============
Net income per share:
   Basic                                             $        1.18        $         1.14      $       0.42       $         0.34
                                                     =============        ==============      ============       ==============
   Diluted                                           $        1.17        $         1.13      $       0.42       $         0.34
                                                     =============        ==============      ============       ==============



Weighted average number of shares                           16,600                16,579            16,605               16,581
                                                     =============        ==============      ============       ==============


                           See accompanying notes.

DISCOUNT AUTO PARTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        THIRTY-NINE               FORTY
                                                                        WEEKS ENDED             WEEKS ENDED
                                                                        -----------             -----------
                                                                          MARCH 3                  MARCH 4
                                                                           1998                     1997
                                                                        -----------              -----------


OPERATING  ACTIVITIES
Net income                                                              $    19,510              $    18,923
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                             11,129                    9,044
   Deferred income taxes                                                      8,190                    1,075
   Net (gain) on sales of property and equipment                               (669)                       -
   Changes in operating assets and liabilities:
      (Increase) in inventories                                             (16,605)                 (24,033)
      Decrease (increase) in prepaid expenses and other
         current assets                                                       1,669                   (4,046)
      (Increase) decrease in other assets                                    (1,761)                     108
      (Decrease) increase in trade accounts payable                         (15,472)                     692
      (Decrease) in litigation settlement                                   (20,400)                       -
      Increase (decrease) in other current liabilities                        3,009                     (722)
                                                                        -----------              -----------
Net cash (used in) provided by operating activities                         (11,400)                   1,041

INVESTING ACTIVITIES
Proceeds from sales of property and equipment                                 1,474                        -
Purchases of property and equipment                                         (41,209)                 (52,166)
                                                                        -----------              -----------
Net cash used in investing activities                                       (39,735)                 (52,166)


FINANCING ACTIVITIES
Proceeds from short-term borrowings and long-term debt                      188,601                   77,100
Payments of short-term borrowings and long-term debt                       (139,110)                 (25,551)
Proceeds from issuance of common stock                                          202                      138
                                                                        -----------              -----------
Net cash provided by financing activities                                    49,693                   51,687

Net (decrease) increase in cash and cash equivalents                         (1,442)                     562
Cash and cash equivalents at beginning of period                              6,409                    4,552
                                                                        -----------              -----------
Cash and cash equivalents at end of period                              $     4,967              $     5,114
                                                                        ===========              ===========




                            See accompanying notes.

                           DISCOUNT AUTO PARTS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 3, 1998

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

Operating results for the thirteen and thirty-nine week periods ended March 3, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board Issued Statement 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

Basic and diluted earnings per share may differ for the periods presented as a result of the effect of dilutive employee stock options. Such dilutive stock options totaled 85,043 shares and 91,639 shares for the third quarter of fiscal 1998 and 1997, respectively. The effect of dilutive stock options for the first nine months of fiscal 1998 and 1997 was 90,267 shares and 122,631 shares, respectively.

3.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                          March 3                  June 3
                                                                           1998                     1997
                                                                      ------------              ----------
Unsecured revolving loan                                              $         -               $     12,500
Real estate acquisition and
  construction lines of credit                                                  -                     92,017
Revolving credit agreement                                                105,208                          -
Senior term notes                                                          50,000                          -
Senior secured notes                                                       10,800                     12,000
                                                                      -----------               ------------
                                                                          166,008                    116,517
Less current maturities                                                    (2,400)                    (2,400)
                                                                      -----------               ------------
                                                                      $   163,608               $    114,117
                                                                      ===========               ============

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

As of March 3, 1998, the Company had approximately $69.8 million of available borrowings under the Revolver.

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

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance as of March 3, 1998.


4. PROPOSED BUSINESS COMBINATION

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

On December 23, 1997, the Company received a notice of termination of the merger agreement from Hi-Lo. The Company was also advised that Hi-Lo had contemporaneously entered into a definitive agreement with O'Reilly Automotive, Inc. of Springfield, Missouri, providing for an acquisition price of $4.35 cash per share. Under the terms of the agreement with Discount Auto Parts, Hi-Lo was entitled to terminate the agreement if it entered into an agreement relating to a superior proposal, provided that Hi-Lo simultaneously paid a $4 million termination fee to Discount Auto Parts. The termination fee was received by Discount Auto Parts on December 23, 1997. The termination fee, less related expenses, is reported in the Company's third quarter results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED MARCH 3, 1998 COMPARED TO FOURTEEN WEEKS AND FORTY WEEKS ENDED MARCH 4, 1997

Total sales for the third quarter of fiscal 1998 were $110.3 million as compared to $101.9 million a year earlier. The third quarter of fiscal 1997 contained fourteen weeks versus the thirteen weeks in the third quarter of fiscal 1998. Commercial sales of R-12 freon represented approximately $1.7 million or 1.7% of total sales for the third quarter of fiscal 1997, and were negligible in the third quarter of fiscal 1998.

Excluding the impact of such commercial sales and the extra week in fiscal 1997, traditional Do-It-Yourself ("DIY") retail sales for the third quarter of fiscal 1998 increased 18.5% over the comparable fiscal 1997 period. Traditional DIY comparable store sales increased 6.0% for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997, after excluding the effect of the extra week. The balance of the increase in total sales for the fiscal 1998 third quarter was attributable to net sales from new stores opened since the beginning of fiscal 1997.

Total sales for the first nine months of fiscal 1998 were $325.3 million, compared to $297.8 million for the first nine months of fiscal 1997. The first nine months of fiscal 1997 contained forty weeks versus the thirty-nine weeks in the first nine months of fiscal 1998. Commercial sales of R-12 freon represented approximately $30.0 million or 10.1% of total sales for the first nine months of fiscal 1997, and were negligible in the first nine months of fiscal 1998. Excluding the impact of such commercial sales and the extra week in fiscal 1997, traditional DIY retail sales for the first nine months of fiscal 1998 increased 24.7% over the comparable fiscal 1997 period. Traditional DIY comparable store sales increased 8.6% for the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997, after excluding the effect of the extra week. When including commercial sales of freon in comparable store sales for the first nine months of fiscal 1997, comparable store sales would have reflected a decrease of 3.1% for the first nine months of fiscal 1998. The balance of the increase in net sales for the first nine months of fiscal 1998 was attributable to net sales from new stores opened since the beginning of fiscal 1997.

At March 3, 1998, the Company had 435 stores in operation, compared with 400 stores at June 3, 1997 and 378 stores at March 4, 1997.

Gross profit for the third quarter of fiscal 1998 increased to $43.4 million, or 39.3% of net sales, as compared to $37.9 million, or 37.2% of net sales, for the comparable period of fiscal 1997. Gross profit for the first nine months of fiscal 1998 increased to $127.1 million or 39.1% of net sales, as compared to $108.5 million or 36.4% of net sales for the first nine months of fiscal 1997. The improvement in gross margins for the third quarter of fiscal 1998 and the first nine months of fiscal 1998 was due in part to the higher level of commercial sales of R-12 freon in the fiscal 1997 comparable periods, which generally had lower gross margins due to the product's commodity nature. Excluding the impact of commercial freon sales in fiscal 1997, the gross margin would have been 37.5% for the third quarter of fiscal 1997 and 38.1% for the first nine months of fiscal 1997.

Selling, general and administrative (SG&A) expenses increased as a percentage of sales from 26.4% in the third quarter of fiscal 1997 to 28.4% in the third quarter of fiscal 1998. SG&A expenses increased as a percentage of sales from 24.6% in the first nine months of fiscal 1997 to 27.8% in the first nine months of fiscal 1998. The increase in both periods arose in part because of the impact of increased commercial sales of R-12 freon in the fiscal 1997 periods. Such commercial sales generally had very limited associated SG&A expenses. Excluding the commercial sales of R-12 freon, SG&A expenses as a percentage of sales for the third quarter and first nine months of fiscal 1997 would have been 26.8% and 27.4%, respectively. In addition to the commercial sales of freon discussed above, the Company incurred approximately $600,000 of expenses in the third quarter of fiscal 1998 related to the development and roll-out of the Company's commercial delivery program.

Income from operations for the third quarter of fiscal 1998 was $12.1 million as compared to $11.0 million in the third quarter of fiscal 1997. Income from operations for the first nine months of fiscal 1998 was $36.8 million as compared to $35.2 million for the first nine months of fiscal 1997. Income from operations for the third quarter and first nine months of fiscal 1997 include earnings associated with commercial sales of freon; such sales of freon generally were not effectuated in fiscal 1999 and thus did not impact the fiscal 1998 results. The fiscal 1997 income from operations also reflect an extra week of results. When excluding the impact of such commercial sales and the extra week, traditional DIY operating income (which reflects operating income exclusive of commercial freon sales and associated cost of sales) increased 22.2% and 31.9% for the third quarter and first nine months of fiscal 1998, respectively, over the comparable period results.

Other income for the third quarter and first nine months of fiscal 1998 primarily reflects the $4.0 million fee received from the termination of the proposed acquisition of Hi-Lo Automotive, Inc., less related expenses.

Interest expense for the third quarter of fiscal 1998 was $2.8 million, compared to $1.8 million for the third quarter of fiscal 1997. Interest expense for the first nine months of fiscal 1998 was $7.5 million as compared to $4.4 million for the first nine months of fiscal 1997. The increase in interest expense was primarily the result of increased borrowings associated with new store growth and the September 1997 funding of the amounts due pursuant to the terms of the Settlement Agreement with Airgas.

The Company's effective tax rate for the third quarter and the first nine months of fiscal 1998 and fiscal 1997 was 38.5%.

As a result of the above factors, net income was $7.0 million or $.42 per diluted share for the third quarter of fiscal 1998 as compared to net income of $5.6 million or $.34 per diluted share for the third quarter of fiscal 1997. Net income was $19.5 million or $1.17 per diluted share for the first nine months of fiscal 1998 as compared to net income of $18.9 million or $1.13 per diluted share for the first nine months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the thirty-nine weeks ended March 3, 1998, net cash of $11.4 million was utilized by the Company's operations versus $1.0 million provided by the Company's operations for the forty week period of fiscal 1997. During the thirty-nine weeks ended March 3, 1998, this net use of cash was due primarily to the September 1997 funding of the $18.5 million of required payments under the Airgas Settlement Agreement and, the payment of associated legal expenses. Other primary cash uses for the period included a reduction in trade accounts payable (which was largely a result of fiscal 1997 year-end extended vendor terms coming due), and an increase in inventories resulting primarily from new store growth. These uses of cash were offset in part by current period earnings, depreciation, a reduction in deferred income taxes primarily associated with the Airgas Settlement payments in September 1997, and an increase in other current liabilities.

Capital expenditures for the thirty-nine weeks ended March 3, 1998 were $41.2 million. The majority of the capital expenditures related to the 36 stores opened during that period and costs associated with the expansion of the Company's distribution center. For all of fiscal 1998, the Company expects to open approximately 55 new stores (of which 36 were open as of the end of the third quarter of fiscal 1998). The Company has recently reduced its total anticipated new store openings for fiscal 1998. This revision was determined by management to be necessary in order to enable the new store set teams to have sufficient time to properly set each new store and enable the Company's distribution center to ship the base inventory for the new stores without negatively impacting the overall flow of merchandise to the Company's existing stores. The Company expects to open 5 to 10 of the previously scheduled new store openings in the first few weeks of fiscal 1999. In addition, work has begun on the expansion of the Company's existing distribution center from approximately 300,000 square feet to approximately 600,000 square feet, with completion expected in the late summer of 1998. The total cost of the expansion, which includes some additional office space, is estimated to be approximately $15 million to $18 million.

The Company also began the roll-out of a commercial delivery service in the third quarter of fiscal 1998. The Company's commercial delivery service is expected to consist of a program whereby commercial customers (such as auto service centers, commercial mechanics, garages and the like) can establish commercial accounts with the Company and order automotive parts from the Company and such parts will be delivered from, or can be picked up from, nearby Discount Auto Parts stores. The Company expects that its entry into the commercial delivery market will require total capital expenditures of approximately $5 million of which approximately $3.1 million has been incurred to date. In addition, the commercial delivery program can be expected to require the Company to extend trade credit to certain of the commercial account customers as part of the ordinary course of business. The extension of such trade credit will increase the capital requirements associated with the roll-out of the program and will expose the Company to credit risk from uncollectible accounts. The Company is in the process of establishing systems to manage and control such credit risk. The amount of capital that is needed to cover extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops. Because this is a relatively new aspect of the auto parts supply business for the Company, there are risks associated with the Company's entry into this new aspect of the business and there can be no assurance as to if or when the commercial delivery service business will be profitable or as to whether the Company will experience any financial or other challenges in managing and controlling the credit risk.

The Company anticipates that total capital expenditures for fiscal 1998 including the costs associated with the distribution center expansion and the working capital costs associated with the roll-out of the commercial delivery service, will be in the range of $60 million to $70 million.

As discussed in Note 4 of the Notes to Condensed Financial Statements, the Company received a $4 million termination fee following the end of the second quarter of fiscal 1998 as a result of the December 1997 termination of the definitive merger agreement to acquire Hi-Lo Automotive, Inc.

As of March 3, 1998, the Company had $69.8 million of additional availability under its existing financing agreements.

The Company has historically been able to finance most of its new store growth through unsecured lines of credit and medium and longer term mortgage financing provided by banks and other institutional lenders, and through cash flow from operations. Consistent with its historical practice, the Company expects to finance both its short and long-term liquidity needs for new store growth, as to land and buildings, primarily through these lines of credit and mortgage financing (renewals and replacements thereof), and as to equipment and fixtures, primarily through cash flow from operations.

The Company's new store development program also requires significant working capital, principally for inventories. The Company has historically used trade credit to partially finance new store inventories and has been successful in negotiating extended payment terms and incentives from many suppliers through volume purchases. The Company believes that it will be able to continue financing some of its inventory growth through the extension of favorable payment terms and incentives from its vendors, but there can be no assurance that the Company will be successful in doing so. The additional funding for inventory expansion has been provided in large part from cash flow from operations.

The Company believes that the expected cash flows from operations, available bank borrowings and trade credit, will be sufficient to fund both short term and long term capital and liquidity needs of the Company.

YEAR 2000 ISSUE

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely or if the Company's vendors are unable to make their own modifications and conversions on a timely basis, the Year 2000 problem may have a material impact on the operations of the Company. Management of the Company believes the financial impact of addressing the Year 2000 issue will be immaterial.

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

In addition to the Airgas litigation, certain federal investigation into the subject matter of this litigation are ongoing. In particular, federal grand jury proceedings in Savannah, Georgia in which the Company had been called upon to respond to subpoenas may continuing and the Company is aware that the SEC had commenced its own informal investigation. In connection with these proceedings, the Company intends to continue its cooperation.


Dexter Carson, et. al. vs. Discount Auto Parts, Inc., et. al. United States District Court for the Southern District of Florida, Civil Division, Civil Action 96-08833-CIV-HURLEY

On January 23, 1997, a complaint was filed against the Company and certain of its current and former team members in the United States District Court for the Southern District of Florida, Civil Division.

The action alleges, among other things, racial discrimination, failure to promote, discriminatory firing, violations of the Family Medical Leave Act, negligence, negligent misrepresentation and related causes of action on behalf of ten current and former team members and one related individual. No specific dollar amount is alleged in the complaint, but the complaint seeks to recover, under several different counts, compensatory and punitive damages, lost wages, reinstatement, costs and attorney's fees. The Company has filed a Motion To Dismiss and a Motion To Strike certain references within the complaint. The motions are pending, and the Court, on its own initiative, is reconsidering the Company's Motion For Misjoinder. Discovery is continuing. The Company believes that the claims in the complaint are without merit and intends to defend the action vigorously.

Automotive Supply Company vs. Discount Auto Parts et al., Superior Court of the State of California for the County of San Bernardino, No. SCV 43674.

On or about December 9, 1997, a complaint was filed against the Company by Automotive Supply Company in California alleging, among other things, breach of contract, account stated, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation, all in connection with the supply by Automotive Supply Company of rotating electrical parts to the Company. The complaint seeks compensatory damages in excess of $16,000,000 as well as punitive and exemplary damages. The Company believes the claims in the complaint are without merit and intends to defend the action vigorously. Indeed, the Company has filed an answer denying the essential allegations in the complaint and, by way of a counterclaim, is seeking to recover amounts the Company asserts it is owed to it by Automotive Supply Company as well as amounts representing other damages the Company has suffered as a result of Automotive Supply Company's own actions. Discovery has commenced and is continuing.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

10.18 First Amendment and Restatement of the Discount Auto Parts, Inc. Supplemental Executive Profit Sharing Plan

27       Financial Data Schedule  (For SEC Use Only)

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the thirteen week period ended March 3, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DISCOUNT AUTO PARTS, INC.


Date : April 13, 1998                   By: /s/ Peter J. Fontaine
                                           ------------------------------
                                        Peter J. Fontaine
                                        Chief Executive Officer (Principal
                                        Executive Officer)

Date : April 13, 1998                   By: /s/ C. Michael Moore
                                           ------------------------------
                                        C. Michael Moore
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)