Form 10-K
period 1998-06-02
DISCOUNT AUTO PARTS INC
filed 1998-08-28
CIK 889409

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 2, 1998

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11276

                           DISCOUNT AUTO PARTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     FLORIDA                             59-1447420
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

4900 Frontage Road South, Lakeland, Florida                33815
-------------------------------------------              ----------
 (Address of principal executive offices)                (Zip code)
                                 (941) 687-9226
                        -------------------------------
                        (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
         Title of Each Class                              on Which Registered
--------------------------------------                  -----------------------
Common Stock, Par Value $.01 Per Share                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $200,663,000 as of August 17, 1998 (based upon the closing sales price reported by the New York Stock Exchange and published in the Wall Street Journal on August 17, 1998)

          Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

   Common Stock, par value $.01 per share -- 16,637,937 shares as of August 17, 1998

Documents incorporated by reference:

Part II    Annual Report to Stockholders for the Fiscal Year Ended June 2, 1998.

Part III Definitive Proxy Statement for the Company's Annual Meeting of Stockholders presently scheduled for October 6, 1998.

                           DISCOUNT AUTO PARTS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                    for the
                            YEAR ENDED JUNE 2, 1998


                               TABLE OF CONTENTS

PART I...........................................................................................................  4
      ITEM 1.   BUSINESS.........................................................................................  4
      ITEM 2.   PROPERTIES....................................................................................... 15
      ITEM 3.   LEGAL PROCEEDINGS................................................................................ 16
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.............................................. 17

PART II.......................................................................................................... 18
      ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................ 18
      ITEM 6.   SELECTED FINANCIAL DATA.......................................................................... 18
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............ 18
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................... 24
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE........................................................... 24

PART III......................................................................................................... 24
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................... 24
      ITEM 11.  EXECUTIVE COMPENSATION........................................................................... 24
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT................................................................................... 25
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................... 25

PART IV.......................................................................................................... 25
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                SCHEDULES AND REPORTS ON FORM 8-K................................................................ 25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Discount Auto Parts, Inc. ("Discount Auto Parts" or the "Company") is one of the Southeast's leading specialty retailers of automotive replacement parts, maintenance items and accessories for the "Do-It-Yourself" ("DIY") consumer. As of June 2, 1998, the Company operated a chain of 452 Discount Auto Parts stores, with 351 stores located throughout Florida, 61 stores in Georgia, 20 stores in Mississippi, 16 stores in Alabama, and four stores in South Carolina. Each Discount Auto Parts store carries an extensive line of brand name replacement "hard" parts, such as starters, alternators, brake pads, brake shoes and water pumps, for domestic and imported cars, vans and light trucks, as well as brand name maintenance items and accessories. The Company is not in the business of selling tires or performing automotive repairs or installations.

     In February 1998, the Company began the rollout of a commercial delivery program. Under the Company's commercial delivery program, commercial customers (such as auto service centers, commercial mechanics, garages and the like) can establish commercial accounts with the Company and order automotive parts from the Company, with such parts being delivered from, or being available for pick up at, nearby Discount Auto Parts stores. As of August 12, 1998, the commercial delivery program had been rolled out to 45 Discount Auto Parts stores.

     Discount Auto Parts has achieved significant growth in each of its five latest fiscal years. Net sales have increased to $447.5 million in fiscal 1998 from $207.6 million in fiscal 1994 and income from operations has increased to $52.0 million in fiscal 1998 from $26.1 million in fiscal 1994. The number of stores has increased to 452 as of the end of fiscal 1998 from 175 at the beginning of fiscal 1994. DIY comparable store sales have increased an average of 4.4% annually during the past five fiscal years, and increased 7.7% in fiscal 1998.

     The Company's success has resulted primarily from implementing clear and effective operating and growth strategies. The Company's operating strategies include building a highly knowledgeable and motivated work force, developing customers for a lifetime, attaining leading market share in every one of its existing markets and utilizing advanced information systems. With respect to growth strategies, the Company believes in continuing with new store openings, standardizing new store formats and constantly seeking to improve merchandising concepts. Effectively executing these strategies has helped the Company provide customers with superior service, value and parts selection at conveniently located, well-designed stores. The implementation of a successful commercial delivery program is also part of the Company's future growth strategy.

     Discount Auto Parts was founded with a single 800 square foot store in Winter Haven, Florida by Herman Fontaine, his son, Denis L. Fontaine, and other members of the Fontaine family. Since the Company's inception, members of the Fontaine family, including Herman Fontaine, Denis L. Fontaine and Peter J. Fontaine, managed the Company and played key roles in formulating and carrying out its business strategies. Herman Fontaine served as President from 1972 until 1978 and as the Chairman of the Board from 1972 until 1986, at which time he became Chairman Emeritus. Although he no longer serves as an executive officer or director, the Company continues to have the benefit of Herman Fontaine's advice and counsel. Denis L. Fontaine assumed the roles of Chief Executive Officer and President in 1978 and held such positions until his death in June 1994. Peter J. Fontaine, who has been with the Company for over 22 years and previously served as Chief Operating Officer, was elected as President and Chief Executive Officer in 1994. Effective February 1, 1997, William (Bill) C. Perkins, who has been with the Company for over 15 years and served as Chief Financial Officer from 1992 to 1996, assumed the positions of President and Chief Operating Officer while Peter J. Fontaine remained Chief Executive Officer.

     The Company completed an initial public offering in August 1992 raising approximately $64.1 million in net proceeds and a secondary offering in October 1995, which generated net proceeds to the Company of $75.4 million. The Fontaine family continues to control approximately 46% of the Company's outstanding common stock.

INDUSTRY OVERVIEW

     The automotive aftermarket refers to products and services purchased for motor vehicles after the original sale of the vehicles such as accessories, maintenance and repairs, replacement parts, fuel, etc. According to the Automotive Parts and Accessories Association (APAA), an industry group that compiles statistics on aftermarket activity, in 1995 the market for domestic automotive aftermarket products and services represented approximately $188 billion in annual sales. Lang Marketing, which publishes Lang Report, a monthly analysis of the vehicle products industry, estimates the overall automotive aftermarket earnings growth rate to be 3.8%, and retail auto parts chain growth rate to be approximately 8%. The Company believes there are several main items driving performance in the automotive aftermarket industry. These include (i) increases in the average number of miles driven per vehicle each year, (ii) increases in the average age of cars on the road, and (iii) an increase in the average ticket price of repair services.

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

     The Company provides extensive team-building training programs which focus on providing superior customer service, automotive parts knowledge, selling skills, store operational procedures and personal development. A typical training program encompasses a two year time period. Initially, new team members participate in an intensive one week training program administered by a district training specialist at specially designated training stores. Following such orientation, new team members are assigned to a specific store. At the store, new team members receive on-the-job training from store management on advanced aspects of daily store operations, parts knowledge and the use of the Company's computerized parts catalog. Thereafter, team members are required to complete a "Parts Pro" certification which provides advanced training on technical customer service skills, such as turning drums and rotors, testing and charging batteries and testing starters and alternators.

     In order to qualify for promotion, team members are required to complete the "Tech 2000" training program which consists of courses and hands on instruction relating to product knowledge, trouble-shooting, problem solving and related selling techniques. The Company's vendors also provide formal training that emphasizes specific automotive systems and related parts. Individuals identified as potential store managers attend "DAP University", a five-day training program at the Company's headquarters and distribution center covering all major aspects of the Company's operations. In addition to these formal training programs, senior team members continually provide informal training during frequent store visits.

     Financial incentives and stock ownership are also an important element of the Company's team building focus. All team members, particularly store managers, assistant managers and team leaders, are eligible for financial incentives based on meeting monthly, quarterly and annual sales and other performance related goals that are in large part to be under the control of the respective team members. The Company's Team Members Stock Purchase Plan gives all full time team members who have been employed for more than one year the ability to purchase shares of the Company's Common Stock for 85% of the then current market price during specified offering periods each year. In addition, the Company has a Team Members Profit Sharing Plan whereby the employees who have been with the Company for more than one year can make contributions and with respect to which the Company provides certain matching benefits. Options to purchase shares of the Company's Common Stock under the Company's stock option plans are also awarded to key members of management, store managers and other key team members.

     The Company believes in providing opportunities for the promotion of qualified team members. The Company's "promote from within" policy helps attract, motivate and retain quality team members. The 44 team members comprising the senior management team (including 26 Division Managers) average approximately 37 years of age with more than 12 years of experience with the Company. All 26 Division Managers and the majority of the remaining members of the senior management team started with the Company in Discount Auto Parts stores as part time or full time team members and average more than 12 years with Discount Auto Parts. The Company's 452 store managers average more than four years experience with the Company.

     The Company encourages its employees to propose any new ideas which will help the Company run more efficiently and/or improve customer satisfaction. Team members who present new ideas that are successfully implemented are rewarded with incentive compensation.

     The Company believes that a high level of involvement from team members increases motivation, company loyalty and overall performance. The Company's employee-focused strategy has resulted in the Company maintaining what it believes to be one of the highest sales per team member in the industry. In addition, management believes that the Company has one of the lowest employee turnover rates in the industry. The low turnover rate tends to lead to superior customer service and product knowledge, which are key factors in attracting customers in the DIY automotive industry.

DEVELOPING CUSTOMERS FOR A LIFETIME

     The Company believes that the attributes most valued by DIY consumers are superior customer service, convenient and accessible neighborhood locations, broad product selection and competitive everyday low prices. In an effort to develop DIY customers for a lifetime, the Company is committed to developing, maintaining and improving these key value drivers.

SUPERIOR CUSTOMER SERVICE

     In the DIY consumer market, customer service plays a major role in a customer's store loyalty. Therefore, the Company places a strong emphasis on customer service. The Company promotes a corporate culture which is designed to "always put the customers first" and emphasizes knowledgeable and courteous service. Through its extensive training programs, the Company's team members develop the technical expertise necessary to provide customers with superior service.

     Customer service is further enhanced by a variety of programs that the Company offers such as: in-store computerized catalogs which assist in the selection of parts; free testing of starters, alternators, electronic components, coils, voltage regulators and batteries; free battery charging; installation assistance for batteries, windshield wipers and selected other products; free use of specialty tools for do-it-yourself installation; free oil and battery recovery programs under which Discount Auto Parts accepts used oil and batteries for proper disposal; liberal return policies; and lifetime warranties on certain parts.

     The Company's special order program (the "S.O. Program") assures the broadest availability of its merchandise at each of the Company's stores. The S.O. Program provides the Company on-line access to numerous third party warehouse distributors with which the Company has a relationship. If merchandise is unavailable at a particular store or one of the Company's express warehouses, Company team members can order an item on-line and generally have it available for the customer within 24 hours.

     The Company's stores are open seven days per week, 364 days per year, typically from 8 a.m. to 9 p.m. Some higher volume stores have extended hours in order to better serve the DIY customer.

CONVENIENT AND ACCESSIBLE NEIGHBORHOOD LOCATIONS

     Locating stores at sites that are convenient and accessible to its customers is an essential part of the Company's customer service philosophy. The Company believes that over 50% of its customers view convenience and accessibility as the number one driver in choosing an automotive parts store. Given this customer priority, one of the Company's strategies is to cluster stores in neighborhood locations in order to offer its customers increased convenience and accessibility. The Company's strategy is generally to draw customers from a 3 mile radius. Management believes that the Company's relatively low cost structure gives it the ability to profitably operate stores in close proximity, thereby offering customers greater convenience than do most of its competitors. In addition, the Company attempts to build new stores in locations that are easily accessible from a number of major roadways and arteries.

BROAD PRODUCT SELECTION

     The Company offers a wide selection of automotive replacement parts, maintenance items and accessories designed to cover a broad range of specific vehicle applications. Depending on the store format, a typical Discount Auto Parts store carries between 16,000 and 20,000 SKU's. The Company's operating strategy emphasizes DIY automotive replacement hard parts. To support this strategy, over the last several years and particularly during fiscal 1995, the Company substantially increased the number of replacement hard parts carried in its stores.

     Replacement hard parts sold at the Company's stores include brake shoes, brake pads, belts, hoses, starters, alternators, batteries, shock absorbers, struts, CV half shafts, carburetors, transmission parts, clutches, electronic components, and suspension, chassis and engine parts. The Company also offers complete engines which are stocked at its distribution center. Other products include: maintenance items, such as oil, antifreeze, brake and power steering fluids, engine additives, car paints, protectants and waxes; and accessories, such as floor mats, seat covers and car stereos and speakers.

     Although an emphasis is placed on brand names, the Company also carries a number of its own private label products under the "Discount Auto Parts" and "Power Pak" names. Other private label product names include "Power Force", "Hydro Force", "Stopping Force", and "Driving Force". Some of the private label products include hard parts, such as batteries, brakes, water pumps, clutches, belts; maintenance items, such as motor oil, antifreeze/coolant and windshield washer fluid. These private label products, which are intended to be of equal or better quality than comparable brand name products, are packaged attractively and are priced below comparable brand name products in the store in order to promote customer interest. For fiscal year 1998, private label products accounted for approximately 11% of the Company's sales. The Company expects this percentage to remain fairly static in the future.

PRICE LEADERSHIP

     The Company utilizes an everyday low price strategy with prices that are generally at or below those of its competitors in the market area served by each store. The Company's depot stores generally offer even lower pricing than other Discount Auto Parts stores. Along with everyday low prices, the Company often runs special promotional pricing on selected products.

     In an effort to offer the lowest price to its customers, the Company continually seeks to reduce the purchasing and distribution costs of its merchandise. The Company achieves such cost reductions by working with its vendors to secure product cost savings and other benefits, making volume purchases and achieving efficiencies in its distribution system and higher productivity at the store level. The Company believes that its ability to control costs and thereby maintain price leadership is a key advantage over its competitors.

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

     The Company is the largest DIY specialty retailer of automotive parts and accessories in Florida. As of June 2, 1998, 351 (78%) of the Company's 452 stores were located in Florida. The Company believes that it has the leading market share in the state of Florida. The demographics within Florida are favorable for continued growth. In particular, Florida ranks third in the nation in the total number of registered cars and light trucks, is the fourth most populous state and continues to be one of the fastest growing states in the nation due to its favorable climate.

     The Company's believes that the strength of its market position in Florida has provided a competitive advantage and a solid foundation for further expansion into nearby southeastern states including Georgia, Alabama, South Carolina, Mississippi and Louisiana. These states provide many of the same favorable conditions and opportunities that are in Florida, which will help the Company further expand into these states and adjust more quickly to these new markets.

UTILIZING ADVANCED INFORMATION SYSTEMS

     In order to maintain its competitive position, the Company emphasizes and continually invests in advanced distribution and information systems. As a result of continually updating these systems with state of the art equipment, management believes that the Company has some of the most advanced integrated distribution and point-of-sale capabilities in its industry. These systems provide many benefits, including lower distribution and operating costs, improved in-stock positions at its stores and enhanced customer service. In addition, during fiscal 1998, the Company completed the implementation of frame relay technology at its stores. Frame relay is essentially a technology that provides for enhanced transmission of data between single or multiple locations. As a result, communications between the Company's stores and communications between the stores, the distribution center and corporate headquarters have been improved significantly. The implementation of frame relay technology is critical to the Company's implementation of a new perpetual inventory system at the store level which is expected to be completed in fiscal 1999. In addition, the Company plans to continue to upgrade its systems through the integration of additional related specialized software over the next several years. All of these changes are designed to serve all functional areas of the Company and enhance the inventory management and selection processes.

DISTRIBUTION

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

     Stores typically place orders each week which are delivered electronically to the Company's distribution center. These orders are generally delivered within 48 hours of receipt on the Company's fleet of trucks and trailers. Over 80% of the Company's stores are currently within six hours of the Company's distribution center.

     The Company's distribution center was recently expanded to double its size. The expanded distribution center, which comprises approximately 600,000 square feet, should be capable of serving approximately 675 stores. Additional office space, support facilities and extensions of the merchandise handling systems are in the process of being completed. When the expanded center becomes fully operational in the fall of 1998, the expanded distribution center will also provide service to the Company's express warehouses, and will be utilized in the providing of its commercial delivery program.

STORE OPERATIONS

     The Company has point-of-sale computer terminals at all of its stores which communicate interactively with the Company's distribution and management systems. These terminals decrease transaction times, reduce register lines and eliminate labor time previously spent in price labeling of merchandise. In addition, point-of-sale terminals perform valuable functions for management. Since these terminals capture sales information at the time of the transaction, management can generate real time sales reports which assist in-store and Company-wide planning. The point-of-sale system also has an automated suggested reordering function which has been instrumental in increasing the store level in-stock positions. The automation of the re-order process has decreased the time and labor required for store inventory management.

GROWTH STRATEGIES

CONTINUING NEW STORE OPENINGS

     The Company currently plans to continue with a growth plan to open new stores both within the state of Florida and in other southeastern states. In the last five fiscal years, the Company has opened an average of 56 stores per year including 52 net stores in fiscal 1998. The Company currently plans to open approximately 75 new stores in fiscal 1999. Over the near term a significant portion of the Company's growth will continue to be concentrated in Florida and other southern states. The Company estimates that the Florida market can support 450 to 500 Discount Auto Parts stores due to Florida's high population densities, strong economic and population growth and favorable climate.

     As of August 12, 1998, the Company had opened 15 new stores in fiscal 1999. Also, as of August 12, 1998, 14 new stores were under construction and an additional 71 sites for new stores had been purchased, leased or were under contract for acquisition.

     In certain markets, particularly in Florida, the Company has and continues to open stores in close geographic proximity to other Discount Auto Parts stores. This operating strategy is meant to establish a competitive position in each of the DAP's markets as well as to support its strategy of providing the customer with shopping convenience. Although the new stores tend to attract sales that would otherwise have been made in other Discount Auto Parts stores, management believes that the negative impact on comparable store sales is substantially offset by the Company's ability to leverage costs such as advertising and store management expenses. Furthermore, the Company believes that in the long term the increased growth in the Florida population will support stores that are in close proximity.

     The following table sets forth information concerning increases in the number of Discount Auto Parts stores during the past five fiscal years and the anticipated increase for fiscal 1999:


                                                                                           PLANNED
                                  1994        1995        1996        1997        1998       1999
                                  ----        ----        ----        ----        ----       ----
Beginning Stores                   175         208         248         314         400        452
New Stores(1)                       33          40          66          86          53         75
Stores Closed                        -           -           -           -           1          -
                                   ---         ---         ---         ---         ---        ---
Ending Stores                      208         248         314         400         452        527
                                   ===         ===         ===         ===         ===        ===


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

STORE FORMATS AND EXPRESS WAREHOUSES

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

     Under the standardized store formats, a mini-depot store has approximately 4,400 selling square feet and carries an average of approximately 16,000 SKU's. The average depot store has approximately 8,800 selling square feet, offers greater product selection and carries an average of approximately 20,000 SKU's.

     The following table indicates certain information about the 452 Discount Auto Parts stores in operation as June 2, 1998:


                             AVERAGE STOCK          NUMBER OF          TOTAL SELLING
   STORE FORMAT              KEEPING UNITS           STORES           SQUARE FOOTAGE(1)
   ------------              -------------          ---------         -----------------
Mini-depot                       16,000                429                1,819,000
Depot                            20,000                 23                  188,000
                                                                          ---------
Total selling square footage                                              2,007,000
                                                                          =========



(1) Total selling square footage includes normal selling space, but excludes office, stockroom, shelving space behind the parts counter, receiving and any excess space not utilized in a store's operations space. Such square footage also excludes square footage associated with the express warehouses.

     In September 1996, in an effort to provide support for product availability at its stores and to help facilitate the rollout of its commercial delivery program, the Company developed an express warehouse concept and opened the first such express warehouse in Orlando, Florida. During fiscal 1998, the Company opened three additional express warehouses in Tampa, Jacksonville and South Florida. Each express warehouse carries approximately 32,000 SKU's and has on average approximately 8,600 square feet of space. The objective of establishing express warehouses is to provide inventory (primarily replacement hard parts) support to mini-depot and depot stores within the same geographic market of the respective express warehouse as well as to support the Company's commercial delivery program. To date, the express warehouses have been established utilizing excess space in identified depot stores. In the future, the plan is to continue using excess depot store space; however, if deemed appropriate, an express warehouse may be designed as a stand alone facility. During fiscal 1999, the Company expects to open four additional express warehouse locations.

     Depot stores are targeted for major metropolitan markets where such stores can serve densely populated market areas. Depot stores are also utilized as support locations for nearby mini-depot stores in a hub-and-spoke fashion and, along with the new express warehouse, offers van delivery for inventory transfers to other Discount Auto Parts stores. The Company's merchandising staff also utilizes depot stores to test new products in an effort to help maximize the success of new SKU additions at mini-depot stores.

CONTINUING TO IMPROVE MERCHANDISING

     One of the Company's growth strategies is to improve its merchandising concepts, primarily by broadening product selection and emphasizing the sale of replacement hard parts which generally provide higher gross profit margins. In fiscal 1995, the Company updated its store plan-o-grams for both of its store formats to improve merchandise presentation and in-stock positions and to accommodate a substantial number of additional SKU's. Another resource which the Company is using to improve merchandising is its point-of-sale system. This system helps the Company maintain proper inventory levels and provide real time sales information. The interface of new plan-o-grams with the Company's point-of-sale system provide a more sophisticated means of inventory control and management. In turn, these systems are designed to enhance overall sales and gross margins in each individual store.

     The Company is also in the process of implementing a new perpetual inventory system at its stores. The new system is expected to be completely rolled out in fiscal 1999. As a result, the Company will have even more enhanced information to determine proper individual store merchandise and inventory levels. These enhancements coupled with the establishment of express warehouses in selected metropolitan markets, should enable the Company to improve its overall inventory turnover.

     Although each Discount Auto Parts store carries the same basic product lines, each Division Manager with input from individual store managers, has certain abilities to adapt product mix based on the specific needs of the market area served by the stores.

COMMERCIAL MARKET BUSINESS

     The Company began the rollout of a commercial delivery service in the third quarter of fiscal 1998. Under the Company's commercial delivery service program, commercial customers (such as auto service centers, commercial mechanics, garages and the like) can establish commercial accounts with the Company and order automotive parts from the Company, with such parts being delivered from, or being available for pick up at, nearby Discount Auto Parts stores. During fiscal 1998, the Company's entry into the commercial delivery market required total capital expenditures of approximately $3.6 million. In addition, the commercial delivery program can be expected to require the Company to extend trade credit to certain of the commercial account customers in the ordinary course of business. The extension of such trade credit will increase the capital requirements associated with the rollout of the program and will expose the Company to credit risk from uncollectible accounts. The Company has established systems designed to manage and control such credit risk. The amount of capital that is needed for extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops. Because this is a relatively new aspect of the auto parts supply business for the Company, there are risks associated with the Company's entry into this new aspect of the business and there can be no assurance if and/or when the commercial delivery service business will be profitable or whether the Company will experience any financial or other challenges in managing and controlling the credit risk.

STORE OPERATIONS

STORE DESIGN AND VISUAL MERCHANDISING

     The Company seeks to design and build stores with a high visual impact. The Company's stores are generally free-standing buildings situated in highly visible locations and are designed to provide easy access and ample parking. The Company utilizes colorful exterior signage which display the "Discount Auto Parts" name and advertise current product specials. In-store signage and special displays are used to aid customers in locating merchandise and promoting products. The inside of the stores is organized by department in an attractive and brightly lit store environment which makes it easy to locate merchandise. The Company employs a plan-o-grammed store layout system designed to maximize sales in a generally consistent merchandise presentation in all of its stores.

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

STORE TEAM MEMBERS

     A typical mini-depot format store employs 8 to 10 team members and a typical depot format store employs 15 to 20 team members. Each store employs a manager, one or two assistant managers, a team leader and additional full and part-time team members.

     Each store manager's incentive compensation is based upon the performance of his or her store vis-a-vis the average Company store. Store managers are reviewed quarterly on sales levels, gross margins and operating margin. This review and compensation program attempts to align the goals of the Company's store managers with those of senior management (i.e., primarily increased same store sales, stable gross margins and selling, general and administrative expense control).

     The Company supervises store operations primarily through its Vice President of Operations and 26 Division Managers, each of whom supervises between 13 and 26 stores. The Vice President of Operations in turn reports to William C. Perkins, the Company's President and Chief Operating Officer.

     Purchasing, merchandising, advertising, accounting, cash management and other store support functions are provided by the Company's corporate headquarters. The Company believes that relieving store managers of primary responsibility for these functions allows them more time to focus on customer service and the execution of the Company's in-store merchandising and marketing strategies.

DIMENSIONS OF EXCELLENCE REVIEWS

     The Company prides itself on continuous store improvement and an overall high level of customer service. To assure these standards, the Company conducts "dimensions of excellence" reviews of each of its stores twice each year in order to evaluate the stores' operations. Each dimensions of excellence review encompasses a comprehensive itinerary of store characteristics and performance criteria. The dimensions of excellence teams are made up of store managers from other districts selected based on their success as managers and their depth of experience, as well as members of senior management from the Company's headquarters.

     The Company also has a program whereby each week members of the senior management team visit several of the Company's stores to monitor operations. In addition, every store is generally visited weekly by a division manager. All of these review programs help insure that the Company's stores are being maintained in accordance with the Company's standards of excellence.

PURCHASING AND DISTRIBUTION

     Merchandise is selected and purchased for all stores at the Company's headquarters. Approximately 94% of the Company's merchandise is shipped by vendors to the Company's distribution center located in Lakeland, Florida. Deliveries are usually made to individual stores on a weekly basis by the Company's fleet of trucks and trailers.

     In fiscal 1998, the Company purchased products from over 400 suppliers. During fiscal 1998, the Company's ten largest suppliers accounted for approximately 31% of the Company's purchases but no single supplier accounted for more than 6% of total purchases. During fiscal 1996 and 1997 the Company's ten largest suppliers accounted for approximately 38% and 28%, respectively, of the Company's total inventory purchases.

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

ADVERTISING AND PROMOTION

     The Company uses various methods to promote its products, including newspaper, direct mail, radio and television, in-store banners, displays and promotions. The Company also uses sales incentives and price based promotions to advertise its products. In addition, the Company believes that DIY customers are also strongly influenced by "word of mouth" recommendations from satisfied customers. The Company also works closely with its suppliers in order to promote its products. The Company views its suppliers as an important element of the advertising and operating process. The suppliers, in turn, provide certain benefits to the Company, such as volume discounts, rebates, credits, return allowances, cooperative advertising and signage assistance programs. The suppliers also provide product knowledge and training and education which assist the Company's team members in providing excellent customer service.

COMPETITION

     Both the retail and commercial delivery automotive parts aftermarket are highly competitive. Automotive products similar or identical to those available at the Company's stores are generally available from a variety of different competitors in the communities served by Discount Auto Parts stores. The number of competitors and the level of competition faced by Discount Auto Parts stores varies by market area. The principal competitive factors which affect the Company's business are store location, customer service, product selection, product quality, timeliness of commercial deliveries and price. In the state of Florida, the Company operates the largest specialty retail chain offering automotive replacement parts, maintenance items and accessories to the DIY consumer. The Company competes in its various markets with a number of local, regional and national automotive retail chains including Auto Zone, Pep Boys, Western Auto, One Stop, Advance Auto, and Automotive One. To a lesser extent, the Company's stores also compete with automotive wholesalers or jobbers such as NAPA, Big A and Steego and, in certain product categories, such as batteries, oil, filters and accessories, mass merchandisers such as Wal-Mart, Target and Kmart. In the commercial delivery program, the Company competes with many of those same companies.

     Although the Company believes that it competes effectively in its various markets, certain of its competitors, or their parent organizations, are larger in terms of sales volume, have access to greater capital and management resources, or have been operating longer in particular market areas.

TEAM MEMBERS

     As of June 2, 1998, the Company employed 4,350 team members, 3,328 of whom were full-time team members. Approximately 86% of the Company's team members are employed in stores or in direct field supervision, while 14% work in the distribution center and/or in corporate and support functions.

     The Company has no collective bargaining agreements covering any of its team members, has never experienced any material labor disruption and is unaware of any present efforts or plans to organize its team members. The Company believes that its relations with its team members are excellent.

TRADEMARKS

     The Company believes that its name, distinctive lettering and eye-catching store exteriors are important to its operating strategy but that the Company's business is not otherwise dependent on any patent, trademark, service mark or copyright. The Company is not aware of any infringing uses or, any assertion of infringing uses in any of its current market areas that, in the opinion of the Company, could materially affect the Company's use of its name and trade dress described above.

ITEM 2.  PROPERTIES

DISTRIBUTION CENTER AND HEADQUARTERS

     The Company's distribution center, which also houses its headquarters and administrative offices, is located in one consolidated building in Lakeland, Florida on property owned by the Company. The facilities (including parking areas),which occupy substantially all of the Company owned 31.5 acre tract, are located in an industrial park area, fronting Interstate 4, the east-west expressway that cuts across central Florida. Over 80% of the Company's stores are within a six-hour drive of the distribution center. The property has the potential to be modified to provide direct rail access.

     The Company's distribution center was recently expanded to double its size. The expanded distribution center, which comprises approximately 600,000 square feet, should be capable of serving approximately 675 stores. The distribution center was designed with a 30-foot clear span allowing for a total of 16 million cubic feet of storage space. Additional office space, support facilities and extensions of the merchandise handling systems are in the process of being completed. When the expanded center becomes fully operational in the fall of 1998, the expanded distribution center will also provide service to the Company's express warehouses, and will be utilized to support its commercial delivery program.

     The Company is also currently leasing an additional 42,000 square feet of warehouse space approximately one mile from the existing distribution center through December 1998.

DISCOUNT AUTO PARTS STORES

     Discount Auto Parts stores are located throughout Florida, Georgia, Alabama, South Carolina, Mississippi and Louisiana. The Company adheres to a strategy of owning the vast majority of its store locations and currently owns approximately 92% of its locations. Management believes that this strategy maximizes the Company's real estate flexibility, as well as controls operating costs.

The following table sets forth certain information about the Company's current ownership and leasehold interests in its stores as of June 2, 1998:

          NATURE OF COMPANY'S INTEREST                         NUMBER OF STORES
          ----------------------------                         ----------------
          Own land and buildings                                     416
          Lease land and/or buildings                                 36
                                                                   ------
                    TOTAL                                            452
                                                                   ======

     Certain of the stores in which the Company has an ownership interest are affected by credit facilities or mortgages on which the total unpaid principal balance as of June 2, 1998, was approximately $9.6 million. These borrowings, which are to be repaid in aggregate annual installments of $2.4 million, accrue interest at rates ranging between 9.8% and 10.11% per annum.

     Most of the Company's leases provide for the payment of a fixed rent, plus increases in ad valorem taxes, insurance and maintenance costs. The leases are generally for a term of five years, with the Company having the right to renew for one or more additional five-year terms. The leases in existence at the close of fiscal 1998 will expire between 1999 and 2003 (not including renewals). The Company will continue to evaluate additional lease alternatives as market conditions dictate.

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

     Effective July 26, 1997, the Company entered into a Compromise and Settlement Agreement (the "Settlement Agreement") with Airgas and its affiliates, the other defendants, and certain other parties. Under the terms of the Settlement Agreement, the Company purchased from Airgas Specialty Gases, on an "as is, where is" basis, approximately 6,500 cylinders believed to contain an alternative to R-12 refrigerant for an aggregate price of $4.0 million, which represents a price that was believed by the Company to be approximately $3.6 million in excess of the then current market value of such product. In addition, the Company paid an additional $13.0 million to Airgas Specialty Gases.

     As a separate but related part of the Settlement Agreement, the Company paid $500,000 to the bankruptcy estate of Refrigeration Station, Inc. (RSI) to settle any claims, including claims of preference, that the RSI bankruptcy estate might have asserted against the Company and purchased from the bankruptcy estate approximately 7,200 cylinders of merchantable Freeze 12 refrigerant (an R-12 alternative), for an additional $1.0 million (believed to have a bulk sale value of approximately $600,000).

     Pursuant to the terms of the Settlement Agreement, Discount Auto Parts, Airgas, the RSI bankruptcy estate, the other defendants and certain other parties exchanged mutual releases of all claims and issues between them. In the Settlement Agreement, there was no finding or admission of wrongdoing on the part of Discount Auto Parts.

     The Company is presently involved in litigation with its insurance carrier pursuant to which the Company is seeking recovery under its insurance policy of certain amounts incurred in connection with the Airgas litigation and the settlement thereof. The ultimate outcome of such litigation or an estimate of the amount of potential insurance recoveries, if any, cannot be determined at this time. No benefit for any recovery which may result has been reflected in the Company's fiscal 1998 financial statements.

     In addition to the Airgas litigation, certain federal investigations into the subject matter of this litigation are ongoing. In particular, federal grand jury proceedings in Savannah, Georgia in which the Company had been called upon to respond to subpoenas may be continuing and the Company is aware that the SEC has commenced its own informal investigation. In connection with these proceedings, the Company intends to continue its cooperation.

Dexter Carson, et. al. vs. Discount Auto Parts, Inc., et. al., United States District Court for the Southern District of Florida, Case No. 96-08833-CIV-HURLEY, Southern District of Florida

     This action involves a lawsuit which was filed in the United States District Court for the Southern District of Florida arising out of the employment of the Plaintiffs and alleged incidents which occurred at various Discount Auto stores. The action seeks damages and other relief as a result of alleged discrimination under both federal and state laws, violations of the Florida Whistleblower law, negligent misrepresentations, fraudulent misrepresentations, negligence-personal injuries and gross negligence-personal injuries. The Company filed numerous motions, including a Motion to Dismiss and a Motion to Strike. On May 19, 1998, the court entered an Order Granting in Part the Company's Motion to Dismiss and Severing Plaintiffs From Case And Dismissing Selected Claims Without Prejudice. The order dismissed nine of the eleven plaintiffs and left only Carson and Williamson's case remaining. The plaintiffs filed a notice to appeal the judge's order, which they subsequently voluntarily dismissed. The Company intends to vigorously oppose the Carson and Williamson case. It is not clear whether the plaintiffs who have been dismissed from the case will refile.

Automotive Supply Company vs. Discount Auto Parts et al., United States District Court for the Central District of California, Case No. CV 98-0275 CAS
(VAPx).

     On or about December 9, 1997, a complaint was filed in California against the Company by Automotive Supply Company alleging, among other things, breach of contract, account stated, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation, all in connection with the supply by Automotive Supply Company of rotating electrical parts to the Company. Although the complaint was initially filed in Superior Court, the Company successfully removed the action to federal district court. The complaint seeks compensatory damages in excess of $16,000,000 as well as punitive and exemplary damages. The Company believes the claims in the complaint are without merit and intends to defend the action vigorously. The Company has filed an answer denying the essential allegations in the complaint and, by way of a counterclaim, is seeking to recover amounts the Company asserts it is owed by Automotive Supply Company as well as amounts representing other damages the Company has suffered as a result of Automotive Supply Company's own actions. Discovery has commenced and is continuing.

     Discount Auto Parts is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange. Information included under the caption "Common Stock Price Range" and "Number of Stockholders" on page 36 of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.

     Since the initial public offering, the Company has not paid any cash dividends. The Company does not intend to pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's existing credit facilities contain restrictions on the payment of cash dividends on the Common Stock. At June 2, 1998, approximately $36.9 million of the Company's retained earnings were available for dividend distribution.

ITEM 6.  SELECTED FINANCIAL DATA

     Information under the caption "Selected Financial Data" on page 13 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the income statement data and the percentage of the Company's net sales represented by each line item presented:


                                                                   FISCAL YEAR ENDED
                                               ---------------------------------------------------------
                                                 JUNE 2              JUNE 3              MAY 28
                                                  1998      %         1997      %         1996      %
                                               -----------------   -----------------   -----------------
                                                                 (Dollars in thousands)
Net sales                                      $ 447,491  100.0%   $ 405,186  100.0%   $ 307,476  100.0%
Cost of sales, including distribution costs      271,404   60.7      256,646   63.3      186,917   60.8
                                               ----------------    ----------------    ----------------
  Gross profit                                   176,087   39.3      148,540   36.7      120,559   39.2
Selling, general and administrative expenses     124,125   27.7      101,336   25.0       80,090   26.0
                                               ----------------    ----------------    ----------------
  Income from operations                          51,962   11.6       47,204   11.7       40,469   13.2
Litigation settlement                                  -      -      (20,545)  (5.1)           -      -
Other income, net                                  2,434     .6          187      -        1,164     .4
Interest expense                                 (10,203)  (2.3)      (6,125)  (1.5)      (5,078)  (1.7)
                                               ----------------    ----------------    ----------------
Income before income taxes                        44,193    9.9       20,721    5.1       36,555   11.9
Income taxes                                      17,013    3.8        7,980    2.0       14,092    4.6
                                               ----------------    ----------------    ----------------
Net income                                     $  27,180    6.1%   $  12,741    3.1%   $  22,463    7.3%
                                               ================    ================    ================

FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales for the fifty-two week period ended June 2, 1998 increased $42.3 million, or 10.4%, over net sales for the fifty-three week period ended June 3, 1997. Commercial sales of R-12 freon represented approximately $32.7 million or 8.1% of the total sales for fiscal 1997. Such commercial sales were negligible for fiscal 1998. Excluding the impact of such commercial sales and the extra week in fiscal 1997, traditional DIY retail sales for fiscal 1998 increased 22.5% over the comparable fiscal 1997 period. Traditional DIY comparable store sales increased 7.7% for fiscal 1998 as compared to fiscal 1997, after excluding the effect of the extra week. When including commercial sales of freon in comparable store sales for fiscal 1997, comparable store sales would have reflected a decrease of 1.9% for fiscal 1998. The remaining increase in net sales from the Company's core operations was attributable to approximately $83.1 million in sales from new stores opened since the beginning of fiscal 1997. As of June 2, 1998, the Company had 452 stores in operation compared to 400 at the end of fiscal 1997.

     Gross profit for the fifty-two week period ended June 2, 1998 was $176.1 million, or 39.3% of net sales, compared with $148.5 million, or 36.7% for fiscal 1997. The improvement in gross margins for fiscal 1998 was due in part to the higher level of commercial sales of R-12 freon in the fiscal 1997 comparable period, which generally had lower gross margins due to the product's commodity nature. Excluding the impact of commercial freon sales in fiscal 1997, the gross margin would have been 38.0% for fiscal 1997. The remaining improvement in gross margin for fiscal 1998 was primarily attributable to lower product costs and modifications to the Company's merchandising strategy.

     Selling, general and administrative ("SG&A") expenses for fiscal 1998 increased by $22.8 million over such expenses for fiscal 1997, and increased as a percentage of net sales from 25.0% in fiscal 1997 to 27.7% in fiscal 1998. The increase was primarily the result of higher levels of commercial sales of R-12 freon in fiscal 1997. Such commercial sales generally had very limited associated SG&A expenses. Excluding the commercial sales of R-12 freon, SG&A expenses as a percentage of sales for fiscal 1997 would have been 27.2%. After the exclusion of such sales, the increase in SG&A expense as a percentage of sales for fiscal 1998 was primarily attributable to expenses incurred in the development and rollout of the Company's commercial delivery program.

     Income from operations for fiscal 1998 increased 10.1% to $52.0 million as compared to $47.2 million for fiscal 1997. Income from operations for fiscal 1997 include earnings associated with commercial sales of freon while similar sales generally were not made in fiscal 1998. The fiscal 1997 income from operations also reflects an extra week of results. When excluding the impact of such commercial sales and the effects of the extra week of operations in the fiscal 1997 period, traditional DIY operating income (which reflects operating income exclusive of commercial freon sales and associated cost of sales) increased 31.6% for fiscal 1998 over the fiscal 1997 results.

     As further discussed in Note 9 of the Notes to Consolidated Financial Statements, the Company reached an agreement in July 1997 to settle a lawsuit brought by Airgas, Inc. and certain Airgas affiliates against several defendants, including the Company and one of its employees. As a result of the settlement, the Company recorded a pre-tax charge of $20.5 million in the fourth quarter of fiscal 1997. The charge reflects the payments made pursuant to the terms of the actual settlement plus associated legal and professional fees.

     Other income for fiscal 1998 primarily includes a $4.0 million fee received from the termination of the proposed acquisition of Hi-Lo Automotive, Inc., less related expenses.

     Interest expense for fiscal 1998 was $10.2 million as compared to $6.1 million for fiscal 1997. The increase for fiscal 1998 was primarily the result of increased borrowings associated with new store growth, the expansion of the Company's existing distribution center, and the September 1997 funding of the amounts due pursuant to the terms of the settlement agreement with Airgas.

     The Company's effective tax rate for both fiscal 1998 and fiscal 1997 was 38.5%.

     Primarily as a result of the foregoing, net income for fiscal 1998 was $27.2 million or $1.63 per diluted share as compared to $12.7 million or $.77 per diluted share reported for fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

     Net sales for the fifty-three week period ended June 3, 1997 increased $97.7 million, or 31.8%, over net sales for the fifty-two week period ended May 28, 1996. Commercial sales of R-12 freon represented approximately $32.7 million or 8.1% of the total sales for fiscal 1997. Net sales for the fifty-three weeks ended June 3, 1997 from the Company's core retail store operations increased $67.7 million or 22.2% over the fifty-two week period ended May 28,1996. Comparable store sales from the Company's core retail store operations decreased by .6% for fiscal 1997 on a comparable week basis, when excluding commercial sales of R-12 freon. When including such sales, comparable store sales increased 9.7% for fiscal 1997 on a comparable week basis as compared to fiscal 1996. The remaining increase in net sales from the Company's core operations was attributable to approximately $84.0 million in sales from new stores opened since the beginning of fiscal 1996. As of June 3, 1997, the Company had 400 stores in operation compared to 314 at the end of fiscal 1996.

     Gross profit for the fifty-three week period ended June 3, 1997 was $148.5 million, or 36.7% of net sales compared with $120.6 million, or 39.2% of net sales for fiscal 1996. The lower gross profit percentage for fiscal 1997 was primarily the result of increased revenues associated with commercial sales of R-12 freon in fiscal 1997, which generally tend to have lower gross margins due to the product's commodity nature. Excluding the impact of commercial freon sales in fiscal 1997, the gross margin would have been 38.0% for fiscal 1997. The reduction in fiscal 1997 traditional DIY gross margin was primarily the result of the continuing effects of the decrease in retail pricing which occurred late in the fourth quarter of fiscal 1996 and higher promotional markdowns which resulted from increased advertising efforts in the second half of fiscal 1997.

     SG&A expenses for fiscal 1997 increased by $21.2 million over such expenses for fiscal 1996, and decreased as a percentage of net sales to 25.0% from 26.0%. This decrease was primarily the result of the impact of the higher levels of commercial sales of R-12 freon in fiscal 1997, which had relatively low SG&A expenses. The decrease was offset in part by an increase in net advertising expense.

     As further discussed in Note 9 of the Notes to Consolidated Financial Statements, the Company reached an agreement in July 1997 to settle a lawsuit brought by Airgas, Inc. and certain Airgas affiliates against several defendants, including the Company and one of its employees. As a result of the settlement, the Company recorded a pre-tax charge of $20.5 million in the fourth quarter of fiscal 1997. The charge reflects the payments made pursuant to the terms of the actual settlement plus associated legal and professional fees.

     Other income primarily includes gains and losses on real estate disposals and interest income. The decrease in fiscal 1997 in other income is primarily attributable to the lower amount of net real estate gains of approximately $100,000 in fiscal 1997 as compared to $1.5 million of net real estate gains in fiscal 1996.

     Interest expense for fiscal 1997 was $6.1 million as compared to $5.1 million for fiscal 1996. The increase for fiscal 1997 was primarily the result of increased average borrowings associated with new store growth.

     The Company's effective tax rate for fiscal 1997 was 38.5% as compared with 38.6% in fiscal 1996.

     After reflecting the charge associated with the Airgas litigation settlement, net income for fiscal 1997 was $12.7 million or $.77 per diluted share as compared to $22.5 million or $1.44 per diluted share reported for fiscal 1996. Excluding the impact of the litigation settlement and all related expenses, net income would have been $25.6 million or $1.54 per diluted share for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $14.5 million in fiscal 1998, $8.7 million in fiscal 1997 and $22.8 million in fiscal 1996. The overall decrease in net cash provided by operating activities in fiscal 1998 as compared to net cash provided by operating activities in fiscal 1996 was primarily the result of the funding of the Airgas settlement in fiscal 1998. The increase in fiscal 1998 as compared to fiscal 1997 was principally the result of an increase in net income, substantial deferred income tax expense in fiscal 1998 as compared to a deferred income tax benefit in fiscal 1997, inventory growth in fiscal 1998 at a level substantially less than in fiscal 1997, an increase in the amount of depreciation and an increase in current liabilities, offset in part by the funding of the Airgas settlement, a decrease in the amount of increase in accounts payable and additional increases in the amounts of prepaid expenses and other current assets.

     Capital expenditures for fiscal 1998 were $64.6 million as compared to $70.2 million in fiscal 1997 and $52.2 million in fiscal 1996. The majority of the fiscal 1998 capital expenditures related to the 53 new stores opened during that period and costs associated with a major expansion of the Company's distribution center, which involves an increase of the Company's existing distribution center from approximately 300,000 square feet to approximately 600,000 square feet. Most of the expansion project has been completed and the balance of the project is principally a significant addition of office space. The total cost of the expansion is estimated to be approximately $20 to $22 million. Through June 2, 1998 the Company has spent approximately $12.0 million on the distribution center expansion project.

     The Company also began the rollout of a commercial delivery service in the third quarter of fiscal 1998. The Company's commercial delivery service consists of a program whereby commercial customers (such as auto service centers, commercial mechanics, garages and the like) establish commercial accounts with the Company and order automotive parts from the Company with such parts being delivered from, or picked up from, nearby Discount Auto Parts stores. During fiscal 1998, the Company's entry into the commercial delivery market involved total capital expenditures of approximately $3.6 million. In addition, the commercial delivery program has required, and can be expected to continue to require, the Company to extend trade credit to certain of the commercial account customers in the ordinary course of business. The extension of such trade credit increases the capital requirements associated with the rollout of the program and exposes the Company to credit risk and the associated loss attributable to uncollectible accounts. The Company has established systems to manage and control such credit risk. The amount of capital that is needed for extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops. Because this is a relatively new aspect of the auto parts supply business for the Company, there are risks associated with the Company's entry into this new aspect of the business and there can be no assurance as to if and/or when the commercial delivery service business will be profitable or as to whether the Company will experience any financial or other challenges in managing and controlling the credit risk.

     The Company anticipates that total capital expenditures for fiscal 1999, including the costs associated with the addition of approximately 75 new stores, the distribution center expansion and the working capital costs associated with the roll-out of the commercial delivery service, will be in the range of $70 million to $80 million.

     The Company's credit facilities are disclosed in Note 3 of the Notes to Consolidated Financial Statements. As of June 2, 1998, the Company had $71.5 million of additional availability under its existing revolving credit agreement with a syndicate of banks.

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

     As of June 2, 1998, 36 or 8.0% of the Company's stores were leased. Although the Company generally anticipates a similar own/lease percentage relationship for new stores in the future, the Company may explore opportunities which could lead to increases in this percentage.

     The Company believes that the expected cash flows from operations, available bank borrowings and trade credit, will be sufficient to fund both short term and long term capital and liquidity needs of the Company.

INFLATION AND SEASONALITY

     The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volumes of purchases, and selective forward buying.

     Although sales have historically been somewhat higher in the Company's fourth quarter (March through May), the Company does not consider its business to be seasonal.

YEAR 2000

     Management has developed a plan to modify the Company's information technology to recognize the year 2000 and has begun converting critical data processing systems. The Company's Year 2000 initiative is being managed by a team of internal staff and management. Management currently expects the project to be substantially complete by early 1999 and that the cost of the Year 2000 initiative, principally including internal costs, will not be material to the Company's results of operations or financial position. Furthermore, this project is not expected to have a significant effect on operations.

FORWARD LOOKING STATEMENTS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations discussion contains forward looking statements which reflect the current views of the Company with respect to certain events that could have an effect on the Company's future financial performance. These statements include the words "anticipates", "expects", "expected", and "believes", variations of such words and similar expressions which are intended to identify such forward looking statements. Any such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated.

The future operating results of the Company may be affected by a number of factors, including without limitation the following:

COMPETITION: The Company operates in a highly competitive marketplace (particularly in Florida), in which it competes primarily with national and regional auto parts chains, wholesalers or jobber stores (some of which are associated with national auto parts distributors or associations), automobile dealers and mass merchandisers that carry automotive replacement parts, products and accessories. Some of the Company's current and potential competitors are larger and have greater financial resources than the Company.

STORE GROWTH: An important part of the Company's business plan is an aggressive store growth strategy. There can be no assurance that the Company will be able to identify, lease and/or acquire favorable store sites, hire and train team members, and adapt its management and operational systems to the extent necessary to fulfill its expansion plans. The failure to open new stores in accordance with its growth plans could have an adverse impact on the Company's future performance.

EARNINGS GROWTH: The Company has experienced, and may experience in the future, fluctuations in its quarterly operating results. Moreover, there can be no assurance that Discount Auto Parts will be able to realize sales and earnings growth in any particular quarter consistent with its past performance or with investors' expectations. Factors such as the number of new store openings, extent of the market demand for auto parts, availability of inventory supply, propriety of inventory mix, adequacy and perception of customer service, product quality and defect experience, availability of and ability to take advantage of vendor pricing programs and incentives, rate of new store openings, cannibalization of store sites, mix of types of merchandise sold, governmental regulation, new store development, performance of information systems, effectiveness of deliveries from the distribution center, ability to hire, train and retain qualified team members, availability of quality store sites, ability to complete timely expansion of the distribution center, ability to successfully roll-out the commercial delivery service, credit risk associated with the commercial delivery service, environmental risks, availability of expanded and extended credit facilities, legal expenses associated with material matters and disputes, expenses associated with investigations concerning freon matters, potential for liability with respect to these matters and other risks could contribute to this quarterly variability.

EFFECTIVE UPGRADING OF SYSTEMS: The growth in the Company's business has placed significant demand on the management and operational systems of the Company. To manage its growth effectively, the Company will be required to continue to upgrade its operational and financial systems, expand its management team and increase and manage its team members. There can be no assurance that such upgrades and expansions will be effectuated successfully, on a timely basis and/or without disruption.

DISPUTES AND INVESTIGATIONS: In the normal course of business, the Company is subject to regulations, proceedings, lawsuits, claims and other matters, including matters under laws and regulations related to the environment and health and safety, among others. In particular, certain federal investigations are currently ongoing with respect to the matters which were the subject of the Company's settlement with Airgas and certain Airgas affiliates. These matters and any other matters that may be pending or may arise in the future are subject to the resolution of many uncertainties, and accordingly, outcomes are not predictable with any assurance. Although the Company believes that amounts provided in its financial statements and its reserves are currently adequate in light of the probable and estimable liabilities, there can be no assurance that the amounts required to discharge alleged liabilities from lawsuits, claims and other legal proceedings will not materially impact future operating results.

VENDOR RELATIONSHIPS: The Company's business is dependent upon close relationships with its vendors at favorable prices and on favorable terms, including those offered through financial incentives such as cooperative advertising arrangements and other marketing incentive programs and non-financial benefits such as improved packaging and distribution accommodations. A disruption of these vendor relationships could adversely affect the Company's business.

LIQUIDITY: The Company's business continues to be capital intensive. It continues to be the Company's preference to own rather than lease store locations. Additionally, the expansion of the Company's headquarters and main distribution facility, its entrance into the commercial delivery market, and the continued plans for upgrading its information systems to more efficiently run the business will continue to require capital. Accordingly, the Company will require substantial capital expenditures to fund these items during the next several years in order to achieve its operating and expansion plans. Although the Company believes that its existing credit facilities coupled with anticipated cash flow from operations will be sufficient to fund the Company' anticipated capital expenditures over the next several years, there can be no assurance that such amounts will be sufficient or that the Company will be able to obtain additional financing on acceptable terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of Discount Auto Parts, Inc. together with the report thereon of Ernst & Young LLP, appearing on pages 20 through 33 and page 35 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the captions "Election of Directors" and "Executive Officers" on page 2 and page 9 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information contained under the caption "Executive Compensation" on pages 10 through 11 of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Security Ownership" on pages 13 through 15 of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 11 through 12 of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) The following financial statements of Discount Auto Parts, Inc. and the report thereon of Ernst & Young LLP dated July 6, 1998 which are included in the Company's 1998 Annual Report to Stockholders for the year ended June 2, 1998, pages 20 through 33, and page 35, are incorporated herein by reference.

          Consolidated Statements of Income for the years ended June 2, 1998, June 3, 1997, and May 28, 1996.

          Consolidated Balance Sheets as of June 2, 1998 and June 3, 1997.

          Consolidated Statements of Stockholders' Equity for the years ended June 2, 1998, June 3, 1997, and May 28, 1996.

          Consolidated Statements of Cash Flows for the years ended June 2, 1998, June 3, 1997, and May 28, 1996.

          Notes to Consolidated Financial Statements.

          Report of Independent Certified Public Accountants.

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

 4.6* Amendment Agreement to Note Agreement effective as of August 26, 1992 between Discount Auto Parts, Inc. and Massachusetts Mutual Life Insurance Company. (Filed as Exhibit 4.4 to the Company's Form 10-K for the year ended May 30, 1995, as filed with the SEC on August 16,
          1996).

 4.7* Note Purchase Agreement dated as of July 15, 1997 between Discount Auto Parts, Inc. and the Identified Purchasers (Filed as Exhibit 4.7 to the Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2, 1997).

10.1* Revolving Credit Agreement dated as of July 16, 1997 by and among Discount Auto Parts, Inc. and SunTrust Bank, Central Florida, National Association, individually and as Agent, Amsouth Bank, Barnett Bank, N.A., First Union National Bank and The Fuji Bank and Trust Company (Filed as Exhibit 10.4 to the Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2,
          1997).

10.2* Amendment and Restatement of the Discount Auto Parts Team Members' Profit Sharing Plan and Trust dated May 31, 1994 (Filed as Exhibit
          10.12 to the Company's Form 10-K for the fiscal year ended May 31, 1994, as filed with the SEC on August 29, 1994).

10.3* Discount Auto Parts, Inc. Supplemental Executive Profit Sharing Plan (Filed as Exhibit 10.5 to the Company's Form 10-K for the year ended May 30, 1995, as filed with the SEC on August 26, 1995).

10.4* Incentive compensation plan's for Peter J. Fontaine and William C. Perkins. (Filed as Exhibit 10.7 to the Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2, 1997).

10.5*     Discount Auto Parts, Inc. 1992 Stock Option Plan (Filed as Exhibit
          10.16 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

10.6* Discount Auto Parts, Inc. Amended and Restated 1992 Team Member Stock Purchase Plan. (Filed as Exhibit 10.9 to the Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2,
          1997).

10.7* Discount Auto Parts, Inc. Non-Employee Directors' Stock Option Plan (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-84058) as filed with the SEC on September 16, 1994).

10.8* Discount Auto Parts, Inc. Amended and Restated 1995 Stock Option Plan. (Filed as Exhibit 10.12 to the Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2, 1997).

10.9* Indemnification Agreements for Peter J. Fontaine, Warren Shatzer, William C. Perkins, E.E. Wardlow and A Gordon Tunstall (Filed as
          Exhibit 10.18 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

10.10*    Indemnification Agreement for C. Michael Moore. (Filed as Exhibit
          10.14 to the Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2, 1997).

10.11*    Indemnification Agreement for David P. Walling. (Filed as Exhibit
          10.15 to the Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2, 1997).

10.12* Master Joint Business Agreement of Q Lube, Inc. and Discount Auto Parts, Inc. dated as of January 1, 1997 (Filed as Exhibit 10.16 to the Company's Form 10-Q for the quarter ended March 4, 1997, as filed with the SEC on April 17, 1997).

10.13*    General Partnership Agreement of DAP/LUBECO Partnership. (Filed as
          Exhibit 10.17 to the Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2, 1997).

10.14 First Amendment and Restatement of the Discount Auto Parts, Inc. Supplemental Executive Profit Sharing Plan.

13        Annual Report to Stockholders for the year ended June 2, 1998.

21        Subsidiaries of the Registrant

23        Consent of Ernst & Young LLP

27        Financial Data Schedule

    (b)  Reports on Form 8-K
             No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DISCOUNT AUTO PARTS, INC.


/s/ Peter J. Fontaine                                           August 28, 1998
-----------------------------------------------                 ----------------
PETER J. FONTAINE, Chief Executive Officer,                     Date
Director, (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Peter J. Fontaine                                           August 28, 1998
-----------------------------------------------                 ---------------
PETER J. FONTAINE, Chief Executive Officer,                     Date
Director, (principal executive officer)


/s/ C. Michael Moore                                            August 28, 1998
-----------------------------------------------                 ---------------
C. MICHAEL MOORE, Chief Financial Officer,                      Date
Secretary (principal financial and accounting
officer)


/s/ William C. Perkins                                          August 28, 1998
-----------------------------------------------                 ---------------
WILLIAM C. PERKINS, President,                                  Date
Chief Operating Officer, Director


/s/ Warren Shatzer                                              August 28, 1998
-----------------------------------------------                 ---------------
WARREN SHATZER, Director                                        Date


/s/ E.E. Wardlow                                                August 28, 1998
-----------------------------------------------                 ---------------
E.E. WARDLOW, Director                                          Date


/s/ A Gordon Tunstall                                           August 28, 1998
-----------------------------------------------                 ---------------
A GORDON TUNSTALL, Director                                     Date


/s/ David P. Walling                                            August 28, 1998
-----------------------------------------------                 ---------------
DAVID P. WALLING, Director                                      Date