Form 10-Q
period 1998-09-01
DISCOUNT AUTO PARTS INC
filed 1998-10-13
CIK 889409

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended September 1, 1998

                         Commission file number 1-11276

                            DISCOUNT AUTO PARTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                              59-1447420
-------------------------                          -----------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)

4900 Frontage Road, South
Lakeland, Florida                                            33815
_____________________________                      _____________________________
(Address of principal executive offices)                  (zip code)

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

Common Stock $.01 Par Value - 16,637,983 shares as of September 1, 1998

                            Discount Auto Parts, Inc.

                                      Index



PART I.  FINANCIAL INFORMATION                                              Page


Item 1.  Financial Statements (Unaudited)

     Condensed  Consolidated  Balance Sheets - September 1, 1998 and June 2,
     1998 .....................................................................3

     Condensed Consolidated Statements of Income - for the thirteen weeks ended September 1, 1998 and the thirteen weeks ended September 2, 1997 ...4

     Condensed Consolidated Statements of Cash Flows - for the thirteen weeks ended September 1, 1998 and the thirteen weeks ended September
     2,1997 ...................................................................5

     Notes to Condensed Consolidated Financial Statements......................6


Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations.............................................................7


PART II. OTHER INFORMATION


Item 1. Legal Proceedings.....................................................10

Item 6. Exhibits and Reports on Form 8-K......................................10

SIGNATURES................................................................... 11

PART I - FINANCIAL INFORMATION

Discount Auto Parts, Inc.
Condensed Consolidated Balance Sheets (Unaudited)


                                                                            September 1                 June 2
                                                                                 1998                     1998
                                                                          -------------------       -----------------

                                 ASSETS                                                 (In thousands)
Current  assets:
    Cash and cash equivalents                                           $              4,830      $            5,064
     Inventories                                                                     178,071                 172,027
     Prepaid expenses and other current assets                                        22,081                  17,657
                                                                          -------------------       -----------------
             Total current assets                                                    204,982                 194,748

Property and equipment                                                               400,820                 379,991
     Less allowances for depreciation and amortization                               (69,378)                (65,472)
                                                                          -------------------       -----------------
                                                                                     331,442                 314,519

Other assets                                                                           2,433                   2,468
                                                                          -------------------       -----------------
Total assets                                                            $            538,857      $          511,735
                                                                          ===================       =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                             $             58,507      $           67,083
     Other current liabilities                                                        22,031                  19,603
     Current maturities of long-term debt                                              2,400                   2,400
                                                                          -------------------       -----------------
            Total current liabilities                                                 82,938                  89,086

Deferred income taxes                                                                  5,069                   5,069
Long-term debt                                                                       186,479                 160,695

Stockholders' equity:
     Preferred stock                                                                       -                       -
     Common stock                                                                        166                     166
     Additional paid-in capital                                                      141,301                 141,163
     Retained earnings                                                               122,904                 115,556
                                                                          -------------------       -----------------
     Total stockholders' equity                                                      264,371                 256,885
                                                                          -------------------       -----------------
Total liabilities and stockholders' equity                              $            538,857      $          511,735
                                                                          ===================       =================


See accompanying notes.

Discount Auto Parts, Inc.
Condensed Consolidated Statements of Income (Unaudited)

                                                                Thirteen                                 Thirteen
                                                               Weeks Ended                              Weeks Ended
                                                       ----------------------------             ----------------------------

                                                               September 1                              September 2
                                                                  1998                                     1997
                                                       ----------------------------             ----------------------------
                                                                     (In thousands, except per share amounts)

Net sales                                            $                     123,039            $                     109,737
Cost of sales, including distribution costs                                 73,365                                   67,335
                                                       ----------------------------             ----------------------------
     Gross profit                                                           49,674                                   42,402

Selling, general and administrative expenses                                35,069                                   29,577
                                                       ----------------------------             ----------------------------
       Income from operations                                               14,605                                   12,825
Other income (expense), net                                                     24                                     (276)
Interest expense                                                            (2,662)                                  (2,053)
                                                       ----------------------------             ----------------------------
Income before income taxes                                                  11,967                                   10,496
Income taxes                                                                 4,619                                    4,046
                                                       ----------------------------             ----------------------------
     Net income                                      $                       7,348            $                       6,450
                                                       ============================             ============================
Net income per share:
     Basic net income per common share               $                           0.44         $                           0.39
                                                       ============================             ============================
     Diluted net income per common share             $                           0.44         $                           0.39
                                                       ============================             ============================


Average common shares outstanding                                           16,634                                   16,594
Dilutive effect of stock options                                               194                                       56
                                                       ----------------------------             ----------------------------
Average common shares outstanding -
     assuming dilution                                                      16,828                                   16,650
                                                       ============================             ============================


See accompanying notes.

Discount Auto Parts, Inc.
Condensed Consolidated Statements Of Cash Flows (Unaudited)

                                                                                Thirteen                 Thirteen
                                                                               Weeks Ended           Weeks Ended
                                                                           -------------------------------------------

                                                                               September 1             September 2
Operating  activities                                                             1998                     1997
                                                                           --------------------      -----------------

Net income                                                               $               7,348     $            6,450
Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation  and  amortization                                                   4,312                  3,616
       Deferred income taxes                                                                 -                    546
       Changes in operating assets and liabilities:
         (Increase) in inventories                                                      (6,044)                (4,894)
         (Increase) in prepaid expenses and other
             current assets                                                             (4,424)                  (372)
          (Increase) in other assets                                                        (1)                (1,811)
          (Decrease) in trade accounts payable                                          (8,576)               (12,804)
          Increase in other current liabilities                                          2,428                  3,606
                                                                           --------------------      -----------------
Net cash used in operating activities                                                   (4,957)                (5,663)

Investing  activities
Proceeds from sales of property and equipment                                            1,157                      -
Purchases of property and equipment                                                    (22,356)               (12,745)
                                                                           --------------------      -----------------
Net cash used in investing activities                                                  (21,199)               (12,745)

Financing  activities
Proceeds from short-term borrowings and long-term debt                                  35,503                124,400
Payments of short-term borrowings and long-term debt                                    (9,719)              (104,517)
Proceeds from issuance of common stock                                                     138                      5
                                                                           --------------------      -----------------
Net cash provided by financing activities                                               25,922                 19,888

Net (decrease) increase in cash and cash equivalents                                      (234)                 1,480
Cash and cash equivalents at beginning of period                                         5,064                  6,409
                                                                           --------------------      -----------------
Cash and cash equivalents at end of period                               $               4,830     $            7,889
                                                                           ====================      =================



                            Discount Auto Parts, Inc.

                Notes to Condensed Consolidated Financial Statements (Unaudited)
                                September 1, 1998

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Discount Auto Parts, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 2, 1998.

Operating results for the thirteen week period ended September 1, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Net Income Per Share

In 1997, the Financial Accounting Standards Board Issued Statement 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

Options to  purchase  503,000  shares and  562,000  shares of common  stock were excluded from the calculation of fully diluted earnings per share for the thirteen week periods ended September 1, 1998 and September 2, 1997, respectively, because the options' exercise price was greater than the average market price of the common shares during those periods and, therefore, the effect would be antidilutive.

3.  Long-Term Debt

Long-term debt consists of the following (in thousands):
                                         September 1                   June 2
                                                1998                     1998
Revolving credit agreement              $    129,279            $     103,495
Senior term notes                             50,000                   50,000
Senior secured notes                           9,600                    9,600
                                             188,879                  163,095
Less current maturities                      (2,400)                  (2,400)
                                        $    186,479             $    160,695

Effective July 16, 1997, the Company entered into a three year $175 million unsecured revolving credit agreement (the "Revolver"). The rate of interest payable under the Revolver is a function of LIBOR or the prime rate of the lead agent bank, at the option of the Company. The Company may increase the amount of the facility to $200 million with the consent of the syndication of banks. During the term of the Revolver, the Company is obligated to pay a fee of .125% per annum for the unused portion of the Revolver.

Effective August 8, 1997, the Company completed the placement of a separate $50 million senior term notes facility (the "Notes"). The Notes provide for interest at a fixed rate of 7.46%, payable semi-annually, with semi-annual principal payments of $7.1 million, beginning on July 15, 2004. The net proceeds from the Notes were used to reduce the Company's indebtedness under the Revolver.

At both September 1, 1998 and June 2, 1998, the Company's weighted average interest rate on its borrowing under the Revolver was 6.0%.

As of September 1, 1998, the Company had approximately $45.7 million of available borrowings under the Revolver.

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

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance as of September 1, 1998.

4. Subsequent Event-Asset Acquisition

On September 28, 1998, the Company acquired, pursuant to a definitive purchase agreement dated September 21, 1998, all the Rose Auto Parts stores through an asset purchase from Eastern Automotive Warehouse, Inc., a wholly-owned subsidiary of National Auto Parts Warehouse, Inc. The acquisition included 39 leased retail store locations, primarily located in southeast Florida, and a leased warehouse facility in Miami. The acquisition involved the purchase of inventory and furniture and equipment at these various locations and the assumption of the respective leases. The Rose Auto Parts stores will be converted to Discount Auto Parts stores over the next several months, with selected stores likely to be closed as a result of market overlap.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks Ended September 1, 1998 Compared to Thirteen Weeks Ended September 2, 1997

Total sales for the first quarter of fiscal 1999 were $123.0 million as compared to $109.7 million a year earlier. Comparable store sales (which include sales under the Company's commercial delivery program) increased 2.7% for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. The balance of the increase in total sales for the fiscal 1999 first quarter was attributable to net sales from new stores opened since the beginning of fiscal 1998.

At September 1, 1998, the Company had 472 stores in operation, compared with 452 stores at June 2, 1998 and 409 stores at September 2, 1997.

Gross profit for the first quarter of fiscal 1999 increased to $49.7 million, or 40.4% of net sales, as compared to $42.4 million, or 38.6% of net sales, for the comparable period of fiscal 1998. The improvement in gross margins for the first quarter of fiscal 1999 was due in part to overall lower product cost, a shift in merchandising strategies to promote higher gross margin product offerings, reduced levels of promotional pricing for certain high volume products such as oil and a shift in vendor cooperative advertising allowances to direct product cost reductions.

Selling, general and administrative (SG&A) expenses increased as a percentage of sales from 27.0% in the first quarter of fiscal 1998 to 28.5% in the first quarter of fiscal 1999. The increase is primarily due to the expenses incurred related to the development and roll-out of the Company's commercial delivery program and the shift in cooperative advertising credits to direct product purchase price reductions.

Income from operations for the first quarter of fiscal 1999 was $14.6 million as compared to $12.8 million in the first quarter of fiscal 1998. Operating margins for the first quarter of fiscal 1999 were 11.9% as compared to 11.7% for the first quarter of fiscal 1998. Operating margins for the fiscal 1999 quarter were somewhat negatively impacted by the roll-out of the Company's commercial delivery program. Excluding the impact of the commercial delivery program, operating margins were 12.5% for the first quarter of fiscal 1999.

Interest expense for the first quarter of fiscal 1999 was $2.7 million, compared to $2.1 million for the first quarter of fiscal 1998. The increase in interest expense was primarily the result of increased borrowings associated with new store growth and the costs associated with the expansion of the Company's existing distribution center. Borrowings under the Company's revolving credit line were used to fund the Rose Auto Parts acquisition which was completed subsequent to the first quarter of fiscal 1999. These additional borrowings will necessarily result in a greater growth in interest expense in the second quarter of fiscal 1999 and thereafter.

The Company's effective tax rate for the first quarter of fiscal 1999 was 38.6% as compared to 38.5% for the first quarter fiscal 1998.

As a result of the above factors, net income was $7.3 million or $.44 per diluted share for the first quarter of fiscal 1999 as compared to net income of $6.5 million or $.39 per diluted share for the first quarter of fiscal 1998.

Liquidity and Capital Resources

For the thirteen weeks ended September 1, 1998, net cash of $5.0 million was utilized by the Company's operations versus $5.7 million utilized by the Company's operations for the comparable thirteen week period of fiscal 1998. During the thirteen weeks ended September 1, 1998, this net use of cash was due primarily to a reduction in trade accounts payable (which was largely a result of fiscal 1998 year-end extended vendor terms coming due), an increase in inventories resulting primarily from new store growth and an increase in other current assets primarily associated with an increase in amounts due from vendors. These uses of cash were offset in part by current period earnings, depreciation, and an increase in other current liabilities.

Capital expenditures for the thirteen weeks ended September 1, 1998 were $22.4 million. The majority of the capital expenditures related to the 20 stores opened during that period and costs associated with the expansion of the Company's distribution center. For all of fiscal 1999, the Company expects to open approximately 100 to 110 new stores.

In July 1998, the Company completed the expansion of its distribution center to double its size. The expanded distribution center, which comprises approximately 600,000 square feet, should be capable of serving approximately 675 stores. Additional office space, support facilities and extension of the merchandising handling systems are in the process of being completed. When the expanded center becomes fully operational in the fall of 1998, it will also provide service to the Company's express warehouses, and will be utilized to support the commercial delivery program.

The Company also continued the roll-out of a commercial delivery service, which began in the third quarter of fiscal 1998. The Company's commercial delivery service consists of a program whereby commercial customers (such as auto service centers, commercial mechanics, garages and the like) establish commercial accounts with the Company and order automotive parts from the Company and such parts will be delivered from, or can be picked up from, nearby Discount Auto Parts stores. The commercial delivery program can be expected to require the Company to extend trade credit to certain of the commercial account customers as part of the ordinary course of business. The extension of such trade credit will increase the capital requirements associated with the roll-out of the program and will expose the Company to credit risk from uncollectible accounts. The Company has established systems to manage and control such credit risk. The amount of capital that is needed to cover extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops. Because this is a relatively new aspect of the auto parts supply business for the Company, there are risks associated with the Company's entry into this new aspect of the business and there can be no assurance as to if or when the commercial delivery service business will be profitable or as to whether the Company will experience any financial or other challenges in managing and controlling the credit risk.

The Company anticipates that total capital expenditures for all of fiscal 1999 including the costs associated with the distribution center expansion and the working capital costs associated with the roll-out of the commercial delivery service, will be in the range of $70 million to $80 million.

As  of  September  1,  1998,   the  Company  had  $45.7  million  of  additional
availability under its existing financing agreements.

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

The Company believes that the expected cash flows from operations, available bank borrowings and trade credit, will be sufficient to fund both short term and long term capital and liquidity needs of the Company. Particularly in light of the use of available borrowings to fund the recently completed Rose Auto Parts stores acquisition, availability under the existing financing agreements is not expected to be sufficient to support the new store growth capital needs past the middle of fiscal year 2000. However, although there can be no assurance, the Company believes that it will be able to secure expanded borrowing facilities or establish other financing programs to fund its long term capital needs for store growth.

Year 2000 Issue

The Year 2000 issue results from computer programs and electronic circuitry that do not differentiate between the year 1900 and the year 2000 because they are written using two rather than four digit dates to define the applicable year. If not corrected, many computer applications and date-sensitive devices could fail or produce erroneous results when processing dates after December 31, 1999. The Year 2000 issue affects virtually all companies and organizations, including the Company.

The Company employs a number of information technology systems in its operations, including, without limitation, computer networking systems, financial systems and other similar systems, some of which are internally developed and others are licensed from outside vendors. A number of these systems have been recently implemented by the Company and thus most of these recently implemented systems are believed to be Year 2000 compliant. Management developed and has been pursing a plan to modify the Company's other information technology systems and has begun the process of converting these other critical data processing systems. Management currently expects this plan to be substantially complete by early 1999.

Throughout its operations, the Company also employs electronic equipment such as building security, product handling and other devices containing embedded electronic circuits. The Company is in the process of identifying and prioritizing any embedded technology devices which may be deemed to be mission critical or that tend to have a more significant impact on normal operations. A team of internal staff and management that has been identified to manage the Company's Year 2000 initiative will develop a separate plan to upgrade these higher priority embedded technology devices. Management currently expects these activities to be substantially complete by mid 1999.

Management currently expects that the cost of implementing the Year 2000 initiatives relative to information technology systems and the higher priority embedded technology devices, including internal costs, will not be material to the Company's results of operations or its financial position.

The Company is also in the process of evaluating and managing the potential risk posed by the impact of the Year 2000 issue on its major suppliers and vendors. Formal and informal communications with these major suppliers and vendors are being initiated, with an expectation and plan to substantially complete an assessment in this regard by early 1999. However, it may be difficult to determine with any certainty whether such suppliers and vendors will be able to successfully address the Year 2000 issue with respect to their own systems and thus be able to process purchase orders immediately following January 1, 2000.

Although the Company does not believe, based on its current evaluation of these matters, that the Year 2000 issue will have a significant effect on its overall operations, the Company's initiatives in this regard are subject to a variety of risks and uncertainties some of which are beyond the Company's control. The failure of the Company or any of its major suppliers or vendors to achieve Year 2000 readiness could adversely impact the Company's business operations, which could in turn have an adverse effect on the Company's future financial results.

Forward Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward looking statements that are based on the current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and the assumptions made by management. These statements include the words "anticipates", "expects", "expected", and "believes", variations of such words, and similar expressions which are intended to identify such forward looking statements. These forward looking statements are subject to potential risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated.

These potential risks and uncertainties include increased competition, extent of the market demand for auto parts, availability of inventory supply, propriety of inventory mix, adequacy and perception of customer service, product quality and defect experience, availability of and ability to take advantage of vendor pricing programs and incentives, sourcing availability, rate of new store openings, cannibalization of store sites, mix and types of merchandise sold, governmental regulation of products, new store development and the like, performance of information systems, effectiveness of deliveries from the distribution center, ability to hire, train and retain qualified team members, availability of quality store sites, ability to successfully roll-out the commercial delivery service, credit risk associated with the commercial delivery service, environmental risks, availability of expanded and extended credit facilities, legal expenses associated with disputes and investigations concerning freon matters, potential for liability with respect to these matters and other risks.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

27       Financial Data Schedule  (For SEC Use Only)

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the thirteen week period ended September 1, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       DISCOUNT AUTO PARTS, INC.


Date:    October 13, 1998                  By: /s/ Peter J. Fontaine
                                                   Peter J. Fontaine
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Date:   October 13, 1998                   By: /s/ C. Michael Moore
                                                   C. Michael Moore
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)