Form 10-Q
period 1998-12-01
DISCOUNT AUTO PARTS INC
filed 1999-01-14
CIK 889409

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 1, 1998

                         Commission file number 1-11276

                            DISCOUNT AUTO PARTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                 59-1447420
-------------------------               -----------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
Incorporation or organization)

4900 Frontage Road, South
Lakeland, Florida                                   33815
-----------------------------             -----------------------------
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

Common Stock $.01 Par Value - 16,645,204 shares as of December 1, 1998

                            Discount Auto Parts, Inc.

                                      Index



PART I.  FINANCIAL INFORMATION                                              Page


Item 1.  Financial Statements (Unaudited)

         Condensed  Consolidated  Balance  Sheets - December 1, 1998 and
         June 2, 1998 .........................................................3

         Condensed  Consolidated  Statements  of Income - for the  thirteen
         and twenty-six   weeks  ended   December  1,  1998  and
         December  2,  1997....................................................4

         Condensed  Consolidated  Statements of Cash Flows - for the
         twenty-six weeks ended December 1,1998 and December 2,1997............5

         Notes to Condensed Consolidated Financial Statements..................6


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations..........................................................8


PART II. OTHER INFORMATION


Item 1. Legal Proceedings.....................................................12

Item 4. Submission of Matters to a Vote of Security Holders...................13

Item 6. Exhibits and Reports on Form 8-K......................................13

SIGNATURES................................................................... 14

PART I - FINANCIAL INFORMATION

Discount Auto Parts, Inc.
Condensed Consolidated Balance Sheets (Unaudited)


                                                                               December 1                June 2
                                                                                  1998                    1998
                                                                           -------------------      ------------------

                                  ASSETS                                                 (In thousands)
Current  assets:
    Cash and cash equivalents                                            $              5,164     $             5,064
     Inventories                                                                      196,909                 172,027
     Prepaid expenses and other current assets                                         21,172                  17,657
                                                                           -------------------      ------------------
             Total current assets                                                     223,245                 194,748

Property and equipment                                                                424,206                 379,991
     Less allowances for depreciation and amortization                                (73,883)                (65,472)
                                                                           -------------------      ------------------
                                                                                      350,323                 314,519

Other assets                                                                            2,681                   2,468
                                                                           -------------------      ------------------
Total assets                                                             $            576,249     $           511,735
                                                                           ===================      ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                              $             63,346     $            67,083
     Other current liabilities                                                         22,698                  19,603
     Current maturities of long-term debt                                               2,400                   2,400
                                                                           -------------------      ------------------
            Total current liabilities                                                  88,444                  89,086

Deferred income taxes                                                                   5,069                   5,069
Long-term debt                                                                        212,331                 160,695

Stockholders' equity:
     Preferred stock                                                                        -                       -
     Common stock                                                                         166                     166
     Additional paid-in capital                                                       141,519                 141,163
     Retained earnings                                                                128,720                 115,556
                                                                           -------------------      ------------------
     Total stockholders' equity                                                       270,405                 256,885
                                                                           -------------------      ------------------
Total liabilities and stockholders' equity                               $            576,249     $           511,735
                                                                           ===================      ==================


See accompanying notes.





Discount Auto Parts, Inc.
Condensed Consolidated Statements of Income (Unaudited)

                                                         Thirteen             Thirteen         Twenty-Six          Twenty-Six
                                                        Weeks Ended         Weeks Ended       Weeks Ended         Weeks Ended
                                                       --------------      ---------------   ---------------    -----------------

                                                        December 1           December 2        December 1          December 2
                                                           1998                 1997              1998                1997
                                                       --------------      ---------------   ---------------    -----------------
                                                                       (In thousands, except per share amounts)

Net sales                                            $       120,290     $        105,240  $        243,329   $          214,977
Cost of sales, including distribution costs                   71,084               63,890           144,449              131,225
                                                       --------------      ---------------   ---------------    -----------------
     Gross profit                                             49,206               41,350            98,880               83,752

Selling, general and administrative expenses                  36,776               29,438            71,845               59,015
                                                       --------------      ---------------   ---------------    -----------------
       Income from operations                                 12,430               11,912            27,035               24,737
Other income, net                                                107                  592               131                  316
Interest expense                                              (3,065)              (2,614)           (5,727)              (4,667)
                                                       --------------      ---------------   ---------------    -----------------
Income before income taxes                                     9,472                9,890            21,439               20,386
Income taxes                                                   3,656                3,803             8,275                7,849
                                                       --------------      ---------------   ---------------    -----------------
     Net income                                      $         5,816     $          6,087  $         13,164   $           12,537
                                                       ==============      ===============   ===============    =================
Net income per share:
     Basic net income per common share               $          0.35     $           0.37  $           0.79   $             0.76
                                                       ==============      ===============   ===============    =================
     Diluted net income per common share             $          0.35     $           0.37  $           0.78   $             0.75
                                                       ==============      ===============   ===============    =================


Average common shares outstanding                             16,641               16,601            16,638               16,597
Dilutive effect of stock options                                 161                   74               177                   65
                                                       --------------      ---------------   ---------------    -----------------
Average common shares outstanding -
     assuming dilution                                        16,802               16,675            16,815               16,662
                                                       ==============      ===============   ===============    =================


See accompanying notes.

Discount Auto Parts, Inc.
Condensed Consolidated Statements Of Cash Flows (Unaudited)

                                                                                Twenty-Six                Twenty-Six
                                                                                Weeks Ended            Weeks Ended
                                                                            --------------------------------------------

                                                                                December 1                December 2
Operating  activities                                                              1998                      1997
                                                                            --------------------       -----------------

Net income                                                                $              13,164      $           12,537
Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation  and  amortization                                                    8,852                   7,348
       Deferred income taxes                                                                  -                   8,190
      (Gain) on sales of property and equipment                                               -                    (609)
       Changes in operating assets and liabilities:
         (Increase) in inventories                                                      (17,476)                (11,369)
         (Increase) in prepaid expenses and other
             current assets                                                              (3,515)                 (2,368)
          (Increase) in other assets                                                       (214)                 (1,835)
          (Decrease) in trade accounts payable                                           (3,737)                (11,635)
          (Decrease) in litigation settlement                                                 -                 (20,400)
          Increase in other current liabilities                                           3,095                   1,687
                                                                            --------------------       -----------------
Net cash provided by (used in) operating activities                                         169                 (18,454)

Investing  activities
Proceeds from sales of property and equipment                                             1,157                     853
Purchases of property and equipment                                                     (44,993)                (25,679)
Business acquisition                                                                     (8,225)                      -
                                                                            --------------------       -----------------
Net cash used in investing activities                                                   (52,061)                (24,826)

Financing  activities
Proceeds from short-term borrowings and long-term debt                                   68,503                 162,000
Payments of short-term borrowings and long-term debt                                    (16,867)               (118,955)
Proceeds from issuance of common stock                                                      356                     188
                                                                            --------------------       -----------------
Net cash provided by financing activities                                                51,992                  43,233

Net  increase (decrease) in cash and cash equivalents                                       100                     (47)
Cash and cash equivalents at beginning of period                                          5,064                   6,409
                                                                            --------------------       -----------------
Cash and cash equivalents at end of period                                $               5,164      $            6,362
                                                                            ====================       =================




See accompanying notes.

                                                                     5

                            Discount Auto Parts, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                December 1, 1998

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

Operating results for the thirteen and twenty-six week periods ended December 1, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Net Income Per Share

In 1997, the Financial Accounting Standards Board Issued Statement 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

3.  Long-Term Debt

Long-term debt consists of the following (in thousands):
                                   December 1                 June 2
                                      1998                     1998
Revolving credit agreement    $      155,131           $     103,495
Senior term notes                     50,000                  50,000
Senior secured notes                   9,600                   9,600
                                  -------------------------------------
                                     214,731                 163,095
Less current maturities              (2,400)                 (2,400)
                                  -------------------------------------
                              $      212,331           $    160,695
                             =============================================

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

At December 1, 1998, the Company's weighted average interest rate on its borrowing under the Revolver was 5.7% and at June 2, 1998, the Company's weighted average interest rate on its borrowing under the Revolver was 6.0%.

As of December 1, 1998, the Company had approximately $19.9 million of available borrowings under the Revolver.

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

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance as of December 1, 1998.

4. Business Acquisition

Effective September 28, 1998, the Company acquired, pursuant to a definitive purchase agreement dated September 21, 1998, all the Rose Auto Parts stores through an asset purchase from Eastern Automotive Warehouse, Inc., a wholly-owned subsidiary of National Auto Parts Warehouse, Inc. The total purchase price was approximately $8.2 million. The acquisition included 39 leased retail store locations, primarily located in southeast Florida, and a leased warehouse facility in Miami. The acquisition involved the purchase of inventory and furniture and equipment at these various locations and the assumption of the respective leases. At December 1, 1998, 26 of the 39 Rose retail locations were in operation. Consistent with its plan, Discount Auto Parts does not expect to continue operations in any of the remaining 13 stores.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. Operating results of the acquired business have been included in operations since the date of the acquisition.

The pro forma impact of the acquired business on results of operation is not material.

5. Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new disclosure requirements retroactively in fiscal 1999. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statements.

In June 1997, the FASB issued Statement 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company adopted the provisions of Statement 130 effective June 3, 1998; however, Statement 130 had no impact on the Company's financial position or results of operations.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of OperationsResults of OperationsThirteen Weeks and Twenty-Six Weeks Ended December 1, 1998 Compared to Thirteen and Twenty-Six Weeks Ended December 2, 1997

Total sales for the second quarter of fiscal 1999 were $120.3 million as compared to $105.2 million a year earlier. Comparable store sales (which include sales under the Company's commercial delivery program) increased 2.0% for the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. The balance of the increase in total sales for the fiscal 1999 second quarter was attributable to net sales from new stores opened since the beginning of fiscal 1998, as well as sales associated with the Rose Auto Parts stores which were acquired effective September 28, 1998.

Total sales for the first six months of fiscal 1999 were $243.3 million as compared to $215.0 million a year earlier. Comparable store sales (which include sales under the Company's commercial delivery program) increased 2.2% for the first six months of fiscal 1999 as compared to the first six months of fiscal 1998. The balance of the increase in total sales for the first six months of fiscal 1999 was attributable to net sales from new stores opened since the beginning of fiscal 1998, as well as sales associated with the Rose Auto Parts stores which were acquired effective September 28, 1998.

At December 1, 1998, the Company had 518 stores in operation, compared with 452 stores at June 2, 1998 and 421 stores at December 2, 1997.

Gross profit for the second quarter of fiscal 1999 increased to $49.2 million, or 40.9% of net sales, as compared to $41.4 million, or 39.3% of net sales, for the comparable period of fiscal 1998. Gross profit for the first six months of fiscal 1999 increased to $98.9 million, or 40.6% of net sales, as compared to $83.8 million, or 39.0% of net sales, for the first six months of fiscal 1998. The improvement in gross margins for the second quarter and first six months of fiscal 1999 was due in part to overall lower product cost, a shift in merchandising strategies to promote higher gross margin product offerings, and a shift in vendor cooperative advertising allowances to direct product cost reductions.

Selling, general and administrative (SG&A) expenses increased as a percentage of sales from 28.0% in the second quarter of fiscal 1998 to 30.6% in the second quarter of fiscal 1999. SG&A expenses increased as a percentage of sales from 27.5% for the first six months of fiscal 1998 to 29.5% for the first six months of fiscal 1999. The increase is primarily due to the expenses incurred related to the implementation of the Company's commercial delivery program and the shift in cooperative advertising credits to direct product purchase price reductions. In addition, sales and SG&A expenses as a percentage of sales were negatively impacted during the second quarter of fiscal 1999 by the ramifications of Hurricane Georges in late September 1998. As a result of mandatory and voluntary evacuations, approximately 140 of the Company's stores were closed for periods of up to three days.

Income from operations for the second quarter of fiscal 1999 increased 4.3% to $12.4 million as compared to $11.9 million in the second quarter of fiscal 1998. Income from operations for the first six months of fiscal 1999 increased 9.3% to $27.0 million as compared to $24.7 million for the first six months of fiscal 1998. Operating margins for the second quarter of fiscal 1999 were 10.3% as compared to 11.3% for the second quarter of fiscal 1998. Operating margins for the first six months of fiscal 1999 were 11.1% as compared to 11.5% for the first six months of fiscal 1998. Operating margins for the both the second quarter and first six months of fiscal 1999 were somewhat negatively impacted by the implementation of the Company's commercial delivery program and the temporary store closings occasioned by Hurricane Georges. Excluding the impact of the commercial delivery program, operating margins were 11.5% for the second quarter of fiscal 1999 and 12.0% for the first six months of fiscal 1999.

Interest expense for the second quarter of fiscal 1999 was $3.1 million, compared to $2.6 million for the second quarter of fiscal 1998. Interest expense for the first six months of fiscal 1999 was $5.7 million as compared to $4.7 million during the first six months of fiscal 1998. The increase in interest expense was primarily the result of increased borrowings associated with new store growth and the costs associated with the expansion of the Company's existing distribution center. Borrowings under the Company's revolving credit line were used to fund the Rose Auto Parts acquisition, which was completed subsequent to the first quarter of fiscal 1999. These additional borrowings will necessarily result in an increase in interest expense in the third quarter of fiscal 1999 and thereafter. The increase in interest expense was partially offset by overall lower interest rates.

The Company's effective tax rate for the second quarter and first six months of fiscal 1999 was 38.6% as compared to 38.5% for the second quarter and first six months of fiscal 1998.

As a result of the above factors, net income was $5.8 million or $.35 per diluted share for the second quarter of fiscal 1999 as compared to net income of $6.1 million or $.37 per diluted share for the second quarter of fiscal 1998. Net income for the first six months of fiscal 1999 increased to $13.2 million or $.78 per diluted share as compared to $12.5 million or $.75 per diluted share for the first six months of fiscal 1998.

Liquidity and Capital Resources

For the twenty-six weeks ended December 1, 1998, net cash of $0.2 million was provided by the Company's operations versus $18.5 million used by the Company's operations for the comparable twenty-six week period of fiscal 1998. The primary reason for the change between periods was the funding of the $20.4 million litigation settlement accrual, which occurred in the first six months of fiscal 1998. Inventories for the twenty-six week period ended December 1, 1998, increased primarily as a result of additional stores added during the period.

Capital expenditures for the twenty-six weeks ended December 1, 1998 were $45.0 million. The majority of the capital expenditures related to the 40 stores (excluding the 26 Rose Auto Parts stores) opened during that period and costs associated with the expansion of the Company's distribution center. For all of fiscal 1999, the Company expects to add approximately 100 new stores, of which 66 had been added as of December 1, 1998.

In July 1998, the Company completed the expansion of its distribution center to double its size. The expanded distribution center, which comprises approximately 600,000 square feet, should be capable of serving approximately 675 stores. Additional office space, support facilities and extension of the merchandising handling systems were also substantially completed during the second quarter of fiscal 1999. The expanded distribution center will also provide service to the Company's express warehouses, and will be utilized to support the commercial delivery program.

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

As further discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, effective September 28, 1998, the Company acquired substantially all of the assets of Rose Auto Parts stores for approximately $8.2 million. Funding for the acquisition was provided from available borrowings under the Company's revolving line of credit.

The Company anticipates that total capital expenditures for all of fiscal 1999 including the costs associated with the Rose Auto Parts acquisition and the distribution center expansion and the working capital costs associated with the roll-out of the commercial delivery service, will be in the range of $78 million to $88 million.

As of December 1, 1998, the Company had $19.9 million of additional availability under its existing financing agreements.

The Company has historically been able to finance most of its new store growth through unsecured lines of credit and medium and longer term mortgage financing provided by banks and other institutional lenders, and through cash flow from operations. Consistent with its historical practice, the Company expects to finance both its short and long-term liquidity needs for new store growth, as to land and buildings, primarily through these lines of credit and mortgage financing (including renewals and replacements thereof), and as to equipment and fixtures, primarily through cash flow from operations.

The Company's new store development program also requires significant working capital, principally for inventories. The Company has historically used trade credit to partially finance new store inventories and has been successful in negotiating extended payment terms and incentives from many suppliers through volume purchases. The Company believes that it will be able to continue financing a portion of its inventory growth through the extension of favorable payment terms and incentives from its vendors, but there can be no assurance that the Company will be successful in doing so. The additional funding for inventory expansion has been provided in large part from cash flow from operations.

The Company believes that the expected cash flows from operations, available bank borrowings and trade credit, will be sufficient to fund both short term and long term capital and liquidity needs of the Company. Particularly in light of the use of available borrowings to fund the recently completed Rose Auto Parts stores acquisition, availability under the existing financing agreements is not expected to be sufficient to support the new store growth capital needs for all of fiscal year 1999. The Company is currently in the process of securing additional interim funding. Although there can be no assurance, the Company believes that it will be able to secure expanded borrowing facilities or establish other financing programs to fund its long term capital needs for store growth.

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

The Company employs a number of information technology systems in its operations, including, without limitation, computer networking systems, financial systems and other similar systems, some of which are internally developed and others are licensed from outside vendors. A number of these systems have been recently implemented by the Company and thus most of these recently implemented systems are believed to be Year 2000 compliant. Management developed and has been pursing a plan to modify the Company's other information technology systems and has begun the process of converting these other critical data processing systems. Management currently expects this plan to be substantially complete by May 1999.

Throughout its operations, the Company also employs electronic equipment such as building security, product handling and other devices containing embedded electronic circuits. The Company is in the process of identifying and prioritizing any embedded technology devices which may be deemed to be mission critical or that tend to have a more significant impact on normal operations. A team of internal staff and management that has been identified to manage the Company's Year 2000 initiative will develop a separate plan to upgrade these higher priority embedded technology devices. Management currently expects these activities to be substantially complete by summer 1999.

The Company anticipates spending less than $250,000 to address Year 2000 issues. This includes the estimated costs of all equipment upgrades, software modifications, the salaries of employees, and the fees of consultants addressing the issues. The majority of these funds will be spent January through June 1999. The funds to pay for addressing Year 2000 issues will be from available funds currently on hand. The Company believes that the cost of addressing the Year 2000 issues will not have a material effect on the Company's consolidated financial position or results of operations.

The Company is also in the process of evaluating and managing the potential risk posed by the impact of the Year 2000 issue on its major suppliers and vendors. Formal and informal communications with these major suppliers and vendors have been initiated, with an expectation and plan to substantially complete an assessment in this regard by April 1999. However, it may be difficult to determine with any certainty whether such suppliers and vendors will be able to successfully address the Year 2000 issue with respect to their own systems and thus be able to process purchase orders immediately following January 1, 2000.

Should the Company or any third party with whom the Company has a significant business relationship have a systems failure due to the century change, the Company believes that the most significant impact would likely be the inability, with respect to a store or group of stores, to conduct operations due to a power failure, to timely deliver inventory, to receive certain products from vendors, or to electronically process sales to the customer at the store level. The Company does not expect any such event to have a significant effect on its overall operations. However, the Company's initiatives with respect to the Year 2000 issue are subject to a variety of risks and uncertainties, some of which are beyond the Company's control. The failure of the Company or any of its major suppliers or vendors to achieve Year 2000 readiness could have adverse impacts on the Company's business operations not currently anticipated, which in turn could have an adverse effect on the Company's future financial results. Accordingly, the Company is in the process of developing contingency plans for such events and estimates such plans will be finalized by approximately June 30, 1999.

Forward Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward looking statements that are based on the current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and the assumptions made by management. These statements include the words "anticipates", "expects", "expected", "should", and "believes", variations of such words, and similar expressions which are intended to identify such forward looking statements. These forward looking statements are subject to potential risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated.

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

         This action involves a lawsuit which was filed in the United States District Court for the Southern District of Florida arising out of the employment of the Plaintiffs and alleged incidents which occurred at various Discount Auto Parts stores. The action seeks damages and other relief as a result of alleged discrimination under both federal and state laws, violations of the Florida Whistleblower law, negligent misrepresentations, fraudulent misrepresentations, negligence-personal injuries and gross negligence-personal injuries. The Company filed numerous motions, including a Motion to Dismiss and a Motion to Strike. On May 19, 1998, the court entered an Order Granting in Part the Company's Motion to Dismiss and Severing Plaintiffs From Case And Dismissing Selected Claims Without Prejudice. The order dismissed nine of the eleven plaintiffs and left only Carson and Williamson's case remaining. The plaintiffs filed a notice to appeal the judge's order, which they subsequently voluntarily dismissed.

         In October 1998, the remaining case with Carson and Williamson was settled, with all amounts paid to resolve the case being fully reflected as an expense in the Company's second quarter income statement and having an immaterial impact on the Company's results of operations. Of the plaintiffs whose cases were dismissed, three have separately filed actions against the Company in individual lawsuits and four have filed a new joint action against the Company. These cases assert common law claims and certain federal civil rights claims. The Company views each of these four cases as litigation that may ordinarily and routinely be experienced by companies such as Discount Auto Parts. These cases, neither individually nor collectively, are viewed as being material legal proceedings or as being likely to give rise to any material liability.

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


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on October 6, 1998. There were 16,637,937 shares of Common Stock entitled to vote. The following matters were voted at the meeting.

Peter J. Fontaine was elected to fill a Class III director seat for a three-year term, with 15,966,435 votes for his election and 170,582 withheld. William C. Perkins was elected to fill a Class III director seat for a three-year term with 15,966,505 votes for his election and 170,512 withheld. Directors continuing to serve are Warren Shatzer, E.E. Wardlow, A Gordon Tunstall, and David P.
Walling.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27       Financial Data Schedule  (For SEC Use Only)

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the thirteen week period ended December 1, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DISCOUNT AUTO PARTS, INC.


Date:    January 14, 1999                   By: /s/ Peter J. Fontaine
                                                ---------------------
                                                Peter J. Fontaine
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Date:   January 14, 1999                    By: /s/ C. Michael Moore
                                                --------------------
                                                 C. Michael Moore
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                     Accounting Officer)