Form 10-Q
period 1999-03-02
DISCOUNT AUTO PARTS INC
filed 1999-04-15
CIK 889409

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended March 2, 1999

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

Common Stock $.01 Par Value -16,649,492 shares as of March 2, 1999

                            Discount Auto Parts, Inc.

                                      Index



PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements (Unaudited)

     Condensed  Consolidated Balance Sheets - March 2, 1999 and June 2, 1998...3

     Condensed  Consolidated  Statements  of  Income  -  for  the  thirteen  and thirty-nine weeks ended March 2, 1999 and March 3, 1998...................4

     Condensed Consolidated Statements of Cash Flows - for the thirty-nine weeks ended March 2, 1999 and March 3, 1998.....................................5

     Notes to Condensed Consolidated Financial Statements......................6


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
     of Operations.............................................................8


PART II. OTHER INFORMATION


Item 1. Legal Proceedings.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................13

SIGNATURES................................................................... 14


PART I - FINANCIAL INFORMATION

Discount Auto Parts, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
                                                                                 March 2                  June 2
                                                                                   1999                    1998
                                                                            -------------------      ------------------
                                  ASSETS                                                  (In thousands)
Current  assets:
    Cash and cash equivalents                                             $              7,007     $             5,064
     Inventories                                                                       214,750                 172,027
     Prepaid expenses and other current assets                                          17,105                  17,657
                                                                            -------------------      ------------------
             Total current assets                                                      238,862                 194,748

Property and equipment                                                                 439,036                 379,991
     Less allowances for depreciation and amortization                                (78,334)                (65,472)
                                                                            -------------------      ------------------
                                                                                       360,702                 314,519

Other assets                                                                             5,116                   2,468
                                                                            -------------------      ------------------
Total assets                                                              $            604,680     $           511,735
                                                                            ===================      ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                               $             67,450     $            67,083
     Other current liabilities                                                          18,708                  19,603
     Current maturities of long-term debt                                                4,256                   2,400
                                                                            -------------------      ------------------
            Total current liabilities                                                   90,414                  89,086

Deferred income taxes                                                                    6,051                   5,069
Long-term debt                                                                         231,000                 160,695

Stockholders' equity:
     Preferred stock
                                                                            -                        -
     Common stock                                                                          167                     166
     Additional paid-in capital                                                        141,627                 141,163
     Retained earnings                                                                 135,421                 115,556
                                                                            -------------------      ------------------
     Total stockholders' equity                                                        277,215                 256,885
                                                                            -------------------      ------------------
Total liabilities and stockholders' equity                                $            604,680     $           511,735
                                                                            ===================      ==================

See accompanying notes.


Discount Auto Parts, Inc.
Condensed Consolidated Statements of Income (Unaudited)

                                                           Thirteen            Thirteen         Thirty-nine         Thirty-nine
                                                          Weeks Ended         Weeks Ended       Weeks Ended         Weeks Ended
                                                         --------------      --------------    ---------------    ----------------

                                                            March 2             March 3           March 2             March 3
                                                             1999                1998               1999               1998
                                                         --------------      --------------    ---------------    ----------------
                                                                         (In thousands, except per share amounts)

Net sales                                              $       127,380     $       110,329   $        370,709   $         325,306
Cost of sales, including distribution costs                     74,177              66,942            218,626             198,167
                                                         --------------      --------------    ---------------    ----------------
     Gross profit                                               53,203              43,387            152,083             127,139

Selling, general and administrative expenses                    39,017              31,301            110,862              90,316
                                                         --------------      --------------    ---------------    ----------------
       Income from operations                                   14,186              12,086             41,221              36,823
Other income, net                                                  280               2,063                411               2,379
Interest expense                                               (3,552)             (2,812)            (9,279)             (7,479)
                                                         --------------      --------------    ---------------    ----------------
Income before income taxes                                      10,914              11,337             32,353              31,723
Income taxes                                                     4,213               4,365             12,488              12,213
                                                         --------------      --------------    ---------------    ----------------
     Net income                                        $         6,701     $         6,972   $         19,865   $          19,510
                                                         ==============      ==============    ===============    ================
Net income per share:
     Basic net income per common share                 $                   $                 $                  $
                                                                  0.40                0.42               1.19                1.18
                                                         ==============      ==============    ===============    ================
     Diluted net income per common share               $                   $                 $                  $
                                                                  0.40                0.42               1.18                1.17
                                                         ==============      ==============    ===============    ================


Average common shares outstanding
                                                                16,648              16,605             16,641              16,600
Dilutive effect of stock options                                   123                                    159                  87
                                                                                        91
                                                         --------------      --------------    ---------------    ----------------
Average common shares outstanding -
     assuming dilution
                                                                16,771              16,696             16,800              16,687
                                                         ==============      ==============    ===============    ================


Discount Auto Parts, Inc.
Condensed Consolidated Statements Of Cash Flows (Unaudited)

                                                                                Thirty-nine              Thirty-nine
                                                                                Weeks Ended            Weeks Ended
                                                                            --------------------------------------------

                                                                                  March 2                  March 3
Operating  activities                                                              1999                      1998
                                                                            --------------------       -----------------

Net income                                                                $              19,865      $           19,510
Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation  and  amortization                                                   13,404                  11,129
       Deferred income taxes                                                                982                   8,190
      (Gain) on sales of property and equipment                                           (252)                   (669)
       Changes in operating assets and liabilities:
          (Increase) in inventories                                                    (35,317)                (16,605)
          Decrease in prepaid expenses and other
             current assets                                                                 552                   1,669
          Decrease (increase) in other assets                                               125                 (1,761)
          Increase (decrease) in trade accounts payable                                     367                (15,472)
          (Decrease) in litigation settlement                                                                  (20,400)
                                                                            -
          (Decrease) increase in other current liabilities                              (3,605)                   3,009
                                                                            --------------------       -----------------
Net cash used in operating activities                                                   (3,879)                (11,400)

Investing  activities
Proceeds from sales of property and equipment                                             3,396                   1,474
Purchases of property and equipment                                                    (61,974)                (41,209)
Business acquisition                                                                    (8,225)
                                                                                                       -
                                                                            --------------------       -----------------
Net cash used in investing activities                                                  (66,803)                (39,735)

Financing  activities
Proceeds from short-term borrowings and long-term debt                                   95,359                 188,601
Payments of short-term borrowings and long-term debt                                   (23,198)               (139,110)
Proceeds from issuance of common stock                                                      464                     202
                                                                            --------------------       -----------------
Net cash provided by financing activities                                                72,625                  49,693

Net  increase (decrease) in cash and cash equivalents                                     1,943                 (1,442)
Cash and cash equivalents at beginning of period                                          5,064                   6,409
                                                                            --------------------       -----------------
Cash and cash equivalents at end of period                                $               7,007      $            4,967
                                                                            ====================       =================

                            Discount Auto Parts, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  March 2, 1999

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

Operating results for the thirteen and thirty-nine week periods ended March 2, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Long-Term Debt

Long-term debt consists of the following (in thousands):
                                                  March 2              June 2
                                                   1999                 1998
Revolving credit agreements                $      176,856       $     103,495
Senior term notes                                  50,000              50,000
Senior secured notes                                8,400               9,600
                                               ----------          ----------
                                                  235,256             163,095
Less current maturities                           (4,256)             (2,400)
                                               -----------         ----------
                                           $      231,000       $    160,695
                                           ==================================

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

Effective January 29, 1999, the Company entered into a separate $20 million unsecured revolving credit agreement with a financial institution. The facility matures September 1, 1999. The rate of interest payable under the facility is a function of LIBOR.

Effective August 8, 1997, the Company completed the placement of a separate $50 million senior term notes facility (the "Notes"). The Notes provide for interest at a fixed rate of 7.46%, payable semi-annually, with semi-annual principal payments of $7.1 million, beginning on July 15, 2004. The net proceeds from the Notes were used to reduce the Company's indebtedness under the Revolver.

At March 2, 1999, the Company's weighted average interest rate on its borrowings under the revolving credit agreements was 5.6% and at June 2, 1998, the Company's weighted average interest rate on its borrowing under the Revolver was 6.0%.

As of March 2, 1999, the Company had approximately $18.1 million of available borrowings under its revolving credit agreements.

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

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance as of March 2, 1999.

3. Business Acquisition

Effective September 28, 1998, the Company acquired, pursuant to a definitive purchase agreement dated September 21, 1998, all the Rose Auto Parts stores through an asset purchase from Eastern Automotive Warehouse, Inc., a wholly-owned subsidiary of National Auto Parts Warehouse, Inc. The total purchase price was approximately $8.2 million. The acquisition included 39 leased retail store locations, primarily located in southeast Florida, and a leased warehouse facility in Miami. The acquisition involved the purchase of inventory and furniture and equipment at these various locations and the assumption of the respective leases. At March 2, 1999, 26 of the 39 Rose retail locations were in operation. Consistent with its plan, Discount Auto Parts does not expect to continue operations in any of the remaining 13 stores.

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

4. Recent Accounting Pronouncements

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations Thirteen Weeks and Thirty-nine Weeks Ended March 2, 1999 Compared to Thirteen and Thirty-Nine Weeks Ended March 3, 1998

Total sales for the third quarter of fiscal 1999 were $127.4 million as compared to $110.3 million a year earlier, an increase of 15.5%. Comparable store sales (which include sales under the Company's commercial delivery program) increased 1% for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. The balance of the increase in total sales for the fiscal 1999 third quarter was attributable to net sales from new stores opened since the beginning of the fiscal 1998 period, as well as sales associated with the Rose Auto Parts stores which were acquired effective September 28, 1998.

Total sales for the first nine months of fiscal 1999 were $370.7 million as compared to $325.3 million a year earlier, an increase of 14.0%. Comparable store sales (which include sales under the Company's commercial delivery program) increased 2% for the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998. The balance of the increase in total sales for the first nine months of fiscal 1999 was attributable to net sales from new stores opened since the beginning of fiscal 1998, as well as sales associated with the Rose Auto Parts stores.

At March 2, 1999, the Company had 537 stores in operation, compared with 452 stores at June 2, 1998 and 435 stores at March 2, 1998.

Gross profit for the third quarter of fiscal 1999 increased to $53.2 million, or 41.8% of net sales, as compared to $43.4 million, or 39.3% of net sales, for the comparable period of fiscal 1998. Gross profit for the first nine months of fiscal 1999 increased to $152.1 million, or 41.0% of net sales, as compared to $127.1 million, or 39.1% of net sales, for the first nine months of fiscal 1998. The improvement in gross margins for the third quarter and first nine months of fiscal 1999 was due in part to overall lower product cost, a shift in merchandising strategies to promote higher gross margin product offerings, vendor incentives associated with the Rose Auto store openings and a shift in vendor cooperative advertising allowances to direct product cost reductions.

Selling, general and administrative (SG&A) expenses increased as a percentage of sales from 28.4% in the third quarter of fiscal 1998 to 30.6% in the third quarter of fiscal 1999. SG&A expenses increased as a percentage of sales from 27.8% for the first nine months of fiscal 1998 to 29.9% for the first nine months of fiscal 1999. The increase is primarily due to the expenses incurred related to the implementation of the Company's commercial delivery program and the shift in cooperative advertising credits to direct product purchase price reductions.

Income from operations for the third quarter of fiscal 1999 increased 17.4% to $14.2 million as compared to $12.1 million in the third quarter of fiscal 1998. Income from operations for the first nine months of fiscal 1999 increased 11.9% to $41.2 million as compared to $36.8 million for the first nine months of fiscal 1998. Operating margins for the third quarter of fiscal 1999 were 11.1% as compared to 11.0% for the third quarter of fiscal 1998. Operating margins for the first nine months of fiscal 1999 were 11.1% as compared to 11.3% for the first nine months of fiscal 1998. Operating margins for the both the third quarter and first nine months of fiscal 1999 were negatively impacted by expenses associated with the implementation of the Company's commercial delivery program. Excluding the impact of the commercial delivery program, operating margins were 12.5% for the third quarter of fiscal 1999 and 12.2% for the first nine months of fiscal 1999.

Interest expense for the third quarter of fiscal 1999 was $3.6 million, compared to $2.8 million for the third quarter of fiscal 1998. Interest expense for the first nine months of fiscal 1999 was $9.3 million as compared to $7.5 million during the first nine months of fiscal 1998. The increase in interest expense was primarily the result of increased borrowings associated with new store growth and the costs associated with the recently completed expansion of the Company's existing distribution center and corporate office space. Borrowings under the Company's revolving credit line were used to fund the Rose Auto Parts acquisition, which was completed in the second quarter of fiscal 1999. The increase in interest expense was partially offset by overall lower interest rates.

Other income for the third quarter and first nine months of fiscal 1998 included a $4.0 million fee received from the termination of the proposed acquisition of Hi-Lo Automotive, Inc., less related expenses.

The Company's effective tax rate for the third quarter and first nine months of fiscal 1999 was 38.6% as compared to 38.5% for the third quarter and first nine months of fiscal 1998.

As a result of the termination fee received in the third quarter of fiscal 1998 and the other above factors, net income was $6.7 million or $.40 per diluted share for the third quarter of fiscal 1999 as compared to net income of $7.0 million or $.42 per diluted share for the third quarter of fiscal 1998. Net income for the first nine months of fiscal 1999 increased to $19.9 million or $1.18 per diluted share as compared to $19.5 million or $1.17 per diluted share for the first nine months of fiscal 1998.

In the fourth quarter of fiscal 1999, the Company plans to have completed the roll-out and full integration of its perpetual inventory system and, commensurate with the completion and integration, expects to effectuate a change in the manner in which it accounts for its inventory. As a consequence of this change, the Company anticipates it will need to reflect a non-recurring, non-cash charge in the fourth quarter that can be expected to have a material impact on the Company's fourth quarter net income.

Liquidity and Capital Resources

For the thirty-nine weeks ended March 2, 1999, net cash of $3.9 million was used by the Company's operations versus $11.4 million used by the Company's operations for the comparable thirty-nine week period of fiscal 1998. The primary reason for the change between periods was the funding of the $20.4 million litigation settlement accrual, less the deferred tax impact, which occurred in the first nine months of fiscal 1998. Inventories for the thirty-nine week period ended March 2, 1999, increased more significantly than in the fiscal 1998 period primarily as a result of the Distribution Center expansion which was completed in fiscal 1999, more store openings in fiscal 1999, additional express warehouses opened in fiscal 1999 and additional inventory added to support the Company's continued expansion of its commercial delivery program. The increase in inventory was partially offset by the increase in trade accounts payable for the fiscal 1999 period versus a decrease in trade accounts payable for the fiscal 1998 period. The fiscal 1999 change was due in part to extended vendor terms on the inventory added to support the commercial delivery program.

Capital expenditures for the thirty-nine weeks ended March 2, 1999 were $62.0 million. The majority of the capital expenditures related to the 59 stores (excluding the 26 Rose Auto Parts stores) opened during that period and costs associated with the completed expansion of the Company's distribution center. For all of fiscal 1999, the Company expects to add approximately 105 new stores, of which 85 had been added as of March 2, 1999. For fiscal 2000, the Company expects to add approximately 80 to 90 stores.

In July 1998, the Company completed the expansion of its distribution center to double its size. The expanded distribution center, which comprises approximately 600,000 square feet, should be capable of serving approximately 675 stores. Additional office space, support facilities and extension of the merchandising handling systems were also completed during fiscal 1999. The expanded distribution center also provides service to the Company's express warehouses, and is being utilized to support the commercial delivery program.

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

As further discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, effective September 28, 1998, the Company acquired substantially all of the assets of Rose Auto Parts stores for approximately $8.2 million. Funding for the acquisition was provided from available borrowings under the Company's revolving line of credit.

The Company anticipates that total capital expenditures for all of fiscal 1999 including the costs associated with the Rose Auto Parts acquisition and the distribution center expansion and the working capital costs associated with the roll-out of the commercial delivery service, will be in the range of $78 million to $88 million.

As of March 2, 1999, the Company had $18.1 million of additional availability under its existing financing agreements.

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

The Company believes that the expected cash flows from operations, available bank borrowings and trade credit, will be sufficient to fund the short term capital and liquidity needs of the Company. Particularly in light of the use of available borrowings to fund the recently completed Rose Auto Parts stores acquisition, the Company secured $20 million of additional interim financing during the third quarter of fiscal 1999. During the first quarter of fiscal year 2000 the Company expects to expand and extend the maturity of both its primary revolving credit agreements and the $20 million interim financing. Although there can be no assurance, the Company believes that it will be able to secure expanded borrowing facilities or establish other financing programs to fund its long term capital needs for store growth.

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

         In December 1997, a complaint was filed in California against the Company by Automotive Supply Company. The complaint alleged, among other things, breach of contract, account stated, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation, all in connection with the supply by Automotive Supply Company of rotating electrical parts to the Company. Although the complaint was initially filed in Superior Court, the Company successfully removed the action to federal district court. The complaint sought compensatory damages in excess of $16,000,000 as well as punitive and exemplary damages. The Company filed an answer denying the essential allegations in the complaint and, by way of a counterclaim, sought to recover amounts the Company asserted it was owed by Automotive Supply Company as well as amounts representing other damages the Company had suffered as a result of Automotive Supply Company's own actions. On January 29, 1999, the Company entered into a Settlement Agreement and Mutual Release with Automotive Supply Company which had the effect of dismissing all claims and releasing both parties from current and future liabilities and which did not involve any payment by the Company to Automotive Supply Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.15 Revolving Loan Agreement dated as of January 29, 1999 by and between Discount Auto Parts, Inc. and SunTrust Bank, Central Florida, National Association.

10.16 Joint Business Termination Agreement dated as of February 1, 1999 by and between Discount Auto Parts, Inc. and Q-Lube, Inc.

27       Financial Data Schedule  (For SEC Use Only)

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the thirteen week period ended March 2, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DISCOUNT AUTO PARTS, INC.


Date:    April 15, 1999                     By: /s/ Peter J. Fontaine
         --------------                         ---------------------
                                                 Peter J. Fontaine
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

Date:    April 15, 1999                     By: /s/ C. Michael Moore
         ---------------                        --------------------
                                                  C. Michael Moore
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)

                                  Exhibit 10.15

                            REVOLVING LOAN AGREEMENT


         THIS REVOLVING LOAN AGREEMENT is made and entered into this 29th day of January, 1999, by and between

                  DISCOUNT AUTO PARTS, INC., a Florida corporation, 4900 Frontage Road, Lakeland, Florida 33815
                    (hereinafter referred to as the "Borrower")

                                       and

                  SUNTRUST BANK, CENTRAL FLORIDA, NATIONAL ASSOCIATION, a national banking association, 200 South Orange Avenue, P.O. Box 3833, Orlando, Florida 32897 (hereinafter referred to as the "Bank").

                              W I T N E S S E T H:

         WHEREAS, the Borrower has requested the Bank to extend to it a revolving line of credit loan in the maximum aggregate principal amount of $20,000,000.00; and

         WHEREAS, the Bank is willing to make such loan upon the terms and conditions set forth in this Agreement;

         NOW, THEREFORE, for and in consideration of the above premises and the mutual covenants and agreements contained herein, the Borrower and the Bank agree as follows:

                                    ARTICLE I

                        DEFINITIONS AND ACCOUNTING TERMS

         SECTION I.1 Definitions. For the purposes of this Agreement, the following terms shall have the respective meanings specified in this Section 1.1 (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

         "Advance" shall mean individually and collectively the proceeds of the Loan delivered to the Borrower by the Bank pursuant to Section 2.2 hereof.

         "Affiliate" shall mean any Person directly or indirectly controlling, controlled by, or under direct or indirect common control with Borrower, including a Subsidiary. A Person shall be deemed to control a corporation if such Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such corporation, whether through the ownership of voting securities, by contract, or otherwise.

         "Agreement" shall mean this Revolving Loan Agreement as originally executed by the parties hereto and all permitted amendments and modifications hereof.

         "Banking Day" shall mean any Day other than a Saturday, Sunday or Day on which commercial banks are authorized to close under the laws of State of Florida.

         "Day" shall mean a calendar day,unless the context indicates otherwise.

         "Default Rate" shall mean the lesser of (i) the Interest Rate plus two percent (2%) per annum or (ii) the highest rate of interest permitted from time to time by applicable law.

         "Dollars" shall mean lawful money of the United States of America.

         "Due Date" shall mean the date any payment of principal or interest is due and payable on the Loan or Note.

         "Event of Default" shall mean an event of default specified in Article Six of this Agreement.

         "GAAP" shall mean generally accepted accounting principles consistently applied to the particular item.

         "Interest Payment Date" shall mean the last day of the Interest Period applicable to each Advance and, in the case of Interest Periods longer than three months, on each three month anniversary of the date of each such Advance.

         "Interest Period" shall mean 1, 2, 3 or 6 months, as selected by the Borrower from time to time, or any other period approved by the Bank in its sole and absolute discretion; provided, that (a) the first day of an Interest Period must be a Banking Day, (b) any Interest Period that would otherwise end on a day that is not a Banking Day shall be extended to the next succeeding Banking Day, unless such Banking Day falls in the next calendar month, in which case the Interest Period shall end on the next preceding Banking Day, and (c) Borrower may not elect an Interest Period which would extend beyond the Maturity Date.

         "Interest Rate" shall mean the applicable rate of interest to be borne by the Note (except when the Default Rate is in effect), which rate shall be the lesser of (a) a rate per annum equal to LIBOR plus eighty-seven and one-half basis points (i.e., 0.875%), or (b) the maximum rate allowable by law from time to time.

         "Interest Rate Determination Date" shall mean each date for calculating LIBOR for purposes of determining the Interest Rate in respect of an Interest Period, and which shall be the second Banking Day prior to the first Day of the applicable Interest Period.

         "Liabilities" shall mean all liabilities and obligations of the Borrower, all as determined in accordance with GAAP.

         "LIBOR" shall mean for any Interest Period, the offered rates for deposits in U.S. dollars for a period comparable to the Interest Period appearing on the Reuters Screen LIBOR Page as of 11:00 a.m., London time, on the day that is two London banking days prior to the first day of the Interest Period. If at least two such rates appear on the Reuters Screen LIBOR Page, the rate for that Interest Period will be the arithmetic mean of such rates, rounded, if necessary, to the next higher 1/16 of 1.0%; and in either case as such rates may be adjusted for any applicable reserve requirements. If the foregoing rate is unavailable from the Reuters Screen for any reason, then such rate shall be determined by the Bank from Telerate or, if such rate is also unavailable on such service, then on any other interest rate reporting service of recognized standing designated in writing by the Bank to Borrower; in any such case rounded, if necessary, to the next higher 1/16 of 1.0%, if the rate is not such a multiple.

         "Loan" shall mean the revolving line of credit loan extended to the Borrower by the Bank pursuant to the terms hereof.

         "Loan Documents" shall mean this Agreement, the Note, and all of the other documents, agreements, certificates, schedules, notes, statements and opinions, however described, referenced herein or executed or delivered pursuant hereto or in connection with or arising with the Loan or the transactions contemplated by this Agreement.

         "Maturity Date" shall mean the earlier of (a) September 1, 1999, (b) the closing of the new syndicated revolving line of credit loan replacing the Syndicated Loan, or (c) such later date as the Bank, in its sole and absolute discretion, may agree to in writing.

         "Non-Usage Fee" shall mean the fee paid to the Bank by the Borrower for the unused portion of the Loan, determined in accordance with Section 2.9 hereof.

         "Note" shall mean the Borrower's promissory note or notes evidencing the Loan together with all amendments, modifications, supplements renewals or replacements thereof.

         "Obligations", with respect to the Borrower, shall mean, individually and collectively, all payment and performance duties, obligations and liabilities of the Borrower to the Bank, however and whenever incurred, acquired or evidenced, whether primary or secondary, direct or indirect, absolute or contingent, sole or joint and several, or due or to become due, including, without limitation, all such duties, obligations and liabilities of the Borrower to the Bank, under and pursuant to the Loan Documents and all renewals, modifications or extensions of any thereof.

         "Permitted Loan Limit" shall mean $20,000,000.00.

         "Person" shall mean any individual, joint venturer, partnership, firm, corporation, trust, unincorporated organization or other organizational entity, or a governmental body or any department or agency thereof, and shall include both the singular and the plural.

         "Revolving Period" shall mean the period during the term of the Loan (in the absence of an Event of Default) during which principal owed to the Bank under the Loan may be retained by the Borrower; such period of time shall commence on the date hereof and terminate on the earlier of (i) the occurrence of an Event of Default, (ii) the Maturity Date, or (iii) such later date as the Bank may in its absolute discretion agree to in writing.

         "Subsidiary" shall mean any other corporation whose assets and income are includible in the financial statements of the Borrower in accordance with GAAP, and shall include subsidiaries of a subsidiary.

         "Syndicated Credit Agreement" shall mean that certain Revolving Credit Agreement dated July 16, 1997 by and among the Borrower, the Bank, as Agent for the Lenders parties thereto and the Lenders (as described therein) and all amendments, modifications, supplements, restatements or replacements thereof.

         "Syndicated Loan" shall mean the revolving line of credit loan extended to the Borrower by the Lenders (as defined in the Syndicated Credit Agreement) pursuant to the Syndicated Credit Agreement.

         "UCC" shall mean the Florida Uniform Commercial Code, Chapters 671 to 680, inclusive.

         SECTION I.2 Accounting Terms. All accounting terms used herein shall be construed in accordance with GAAP consistently applied and all financial data submitted pursuant to this Agreement shall be prepared in accordance with GAAP. In the event of ambiguities in GAAP, the more conservative principle or interpretation shall be used.

                                   ARTICLE II

                          AMOUNTS AND TERMS OF THE LOAN

         SECTION II.1 The Loan. The Bank agrees from time to time during the Revolving Period to lend to the Borrower under the Loan upon the request of the Borrower up to the aggregate principal amount of the Permitted Loan Limit on the terms and conditions set forth herein. During the Revolving Period, the Borrower shall be entitled to receive up to the amount of the Permitted Loan Limit in one or more Advances pursuant to Section 2.2 hereof, except as otherwise specifically set forth in this Agreement. Advances under the Loan shall be evidenced by the Note and shall be payable as set forth in Section 2.7 hereof. The Borrower shall not be liable under the Note except with respect to funds actually advanced to the Borrower by the Bank pursuant to the terms hereof. The Loan may revolve during the Revolving Period; accordingly, during the Revolving Period, the Borrower may borrow up to the Permitted Loan Limit, repay all or any portion of such principal amount of the Loan, and reborrow up to such amount, subject to the terms and conditions set forth herein. After the expiration of the Revolving Period, the Borrower shall not be entitled to receive any further Advance.

         SECTION II.2 Advance of Proceeds on Loan. After the date hereof, and upon satisfaction of the conditions precedent set forth in Article Five hereof, the Borrower shall be entitled to obtain Advances under the Loan. The Borrower shall give the Bank written notice (or facsimile transmission, immediately confirmed by telephone and further confirmed by sending the original notice to the Bank so that the same is received by the Bank no later than three (3) Banking Days after the date of the facsimile transmission) ( a "Notice of Borrowing"), which Notice of Borrowing shall be given prior to 2:00 p.m. Orlando, Florida time and such Notice of Borrowing shall be in such other form as may be acceptable to the Bank in its sole and absolute discretion, which shall specify (a) the proposed date of the Advance (which shall be a Banking
Day), (b) the amount of the proposed borrowing, (c) the requested Interest Period, and (d) that on the date of the Notice of Borrowing there has been no material adverse change in the financial condition of the Company from that set forth on the most recent annual financial statements furnished to the Bank as provided in this Agreement. The Notice of Borrowing shall be irrevocable by the Borrower on or after the related Interest Rate Determination Date and the Borrower shall be bound to make a borrowing in accordance therewith. The Bank shall have no duty or obligation to verify or confirm the authority of the representative of the Borrower requesting any such Advance as long as said person identifies himself/herself as an employee or representative of the Borrower. The Bank shall make each Advance hereunder on the date proposed by the Borrower therefor by crediting the amount of each Advance requested by the Borrower to the general deposit account of the Borrower maintained with the Bank, or in such other manner as the Borrower may request in such Notice of Borrowing and as is agreeable to the Bank. Each request for an Advance shall be deemed to restate and verify all representations of the Borrower made herein as of the date of such request.

         SECTION II.3 Interest on The Note. The Loan shall be evidenced by the Note and shall be due and payable in accordance with and as required by Section
2.7. The Note shall bear interest from the date thereof on the unpaid principal balance thereof from time to time outstanding at the Interest Rate.

         From and after the Due Date, interest shall accrue on the unpaid principal balance of the Loan and on all accrued but unpaid interest thereon, or on such defaulted payment, from the Due Date at the Default Rate. Such interest shall continue to accrue until the date of payment in full of all principal and accrued but unpaid interest of such defaulted payment, if applicable.

         SECTION II.4 Prepayment of the Loan. The Borrower may at any time and from time to time prepay all or any part of the principal amount of the Loan outstanding without penalty; provided, however, that each permitted prepayment shall be applied to the reduction of the Loan, in such manner as the Bank may, in its sole discretion, elect and, further provided, that on the date of the prepayment, there shall exist no Default and all accrued but unpaid interest on the amount of the prepayment through the prepayment date, whether or not due and payable, shall be paid in full prior to any prepayment. Each prepayment other than full payment shall be made prior to 2:00 p.m. (Orlando time) on the date of the prepayment, and shall be made on a Banking Day in immediately available funds.

         SECTION II.5 Calculation of Interest. Any interest due on the Loan or any other Obligations shall be calculated on the basis of a year containing 360 Days. The interest due on any date for payment of interest hereunder shall be that interest to the extent accrued as of midnight on the last Day immediately prior to that interest payment date. Notwithstanding anything herein or in any Loan Document to the contrary, the sum of all interest and all other amounts deemed interest under Florida or other applicable law which may be collected by the Bank hereunder shall not exceed the maximum lawful interest rate permitted by such law from time to time. The Bank and the Borrower intend and agree that under no circumstance shall the Borrower be required to pay interest on the Loan or on any other Obligations at a rate in excess of the maximum interest rate permitted by applicable law from time to time, and in the event any such interest is received or charged by the Bank in excess of that rate, the Borrower shall be entitled to an immediate refund of any such excess interest by a credit to and payment toward the unpaid balance of the Loan (such credit to be considered to have been made at the time of the payment of the excess interest) with any excess interest not so credited to be immediately paid to the Borrower by the Bank.

         SECTION II.6 Place of Payment. All payments by the Borrower under the Loan Documents shall be made to the Bank at its banking house at Orlando, Florida, in lawful money of the United States of America and in immediately available funds.

         SECTION II.7 Payment of Note. The Borrower shall pay the Note together with interest at the rate set forth in Section 2.3 as follows:

             (a) Interest. Interest shall be payable on each Interest Payment Date, upon any permitted prepayment of the Loan (to the extent accrued on the amount being prepaid) and at maturity. The Bank will endeavor to notify the Borrower of interest due prior to any Interest Payment Date.

         (b) Maturity Date. On the Maturity Date, all outstanding principal, together with accrued but unpaid interest thereon, shall become due and payable in full.

         SECTION II.8 Application of Payments. All payments made on the Note shall be applied first to interest accrued to the date of payment and next to the unpaid principal balance; provided, however, in the event an Event of Default occurs, payments shall be applied first to any costs or expenses, including attorneys fees, that the Bank may incur in exercising its rights under the Loan Documents, as the Bank may determine.

         SECTION II.9 Non-Usage Fee. The Borrower shall pay to the Bank a quarterly Non-Usage Fee in an amount equal to fifteen basis points (0.15%) per annum on the average unused portion of the Loan. Such fee shall accrue from the date of this Agreement until the Bank's obligations to advance funds under the Loan pursuant to this Agreement are terminated. The Non-Usage Fee shall be calculated by aggregating the unused portion of the Loan amount outstanding each Day of each quarter, divided by the number of Days in such quarter, multiplied by the product derived from the following formula: fifteen basis points (0.15%) of the average derived above divided by 365, multiplied by the number of Days in said quarter. Such fees shall be calculated by the Bank and such calculations shall not be subject to challenge or dispute except in the case of manifest error. Said fee shall be paid quarterly, in arrears, on the last Day of each calendar quarter during the term of this Agreement.

         SECTION II.10 Special Provisions Governing LIBOR. Notwithstanding other provisions of this Agreement, the following provisions shall govern with respect to LIBOR as to the matters covered:

     (a)  Determination  of Interest  Period.  The following  provisions of this
Section  2.10 shall  govern  with  respect to Interest Periods:

                           (i) in the case of immediately successive Interest Periods, each successive Interest Period shall commence on the Day on which the next preceding Interest Period expires;

                           (ii) if any Interest Period would otherwise expire on a Day which is not a Banking Day, that Interest Period shall be extended to expire on the next succeeding Banking Day; provided, that if any such Interest Period would otherwise expire on a Day which is not a Banking Day but is a Day of the month after which no further Banking Day occurs in that month, that Interest Period shall expire on the next preceding Banking Day; and

                           (iii) any Interest Period which begins on the last Banking Day of a calendar month (or on a Day for which there is no numerically corresponding Day in the calendar month at the end of such Interest Period) shall end on the last Banking Day of a calendar month.

                  (b) Determination of Interest Rate. As soon as practicable after 11:00 A.M. Orlando, Florida time, on the Interest Rate Determination Date, Bank shall determine (which determination shall, absent manifest error, be final, conclusive and binding upon all parties) the Interest Rate which shall apply to the Loan for which an Interest Rate is then being determined for the applicable Interest Period and shall promptly give notice thereof (in writing or by telephone confirmed in writing) to the Borrower.

                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES

The Borrower represents and warrants to the Bank that:

         SECTION III.1 Organization, Corporate Powers, Etc. The Borrower (i) is a corporation duly organized, validly existing and in active status under the laws of the State of Florida, (ii) has all requisite power and authority, corporate and otherwise, to own its properties and assets and to carry on its business as now conducted and proposed to be conducted, (iii) is duly qualified to do business and is in good standing in every jurisdiction in which the character of its properties or assets owned or the nature of its activities conducted makes such qualification necessary including the State of Florida, and
(iv) has the corporate power and authority to execute and deliver, and to perform its obligations under this Agreement, the Note, and the other Loan Documents.

         SECTION III.2 Authorization of Loan, Etc. The execution, delivery and performance of the Loan Documents by the Borrower (a) have been duly authorized by all requisite corporate action (no shareholder action being required pursuant to applicable law) and (b) will not (i) violate (A) any provision of law, any governmental rule or regulation, any order of any court or other agency of government or the Articles of Incorporation or Bylaws of the Borrower or (B) except for any Incidental Contracts (as defined in the Syndicated Credit Agreement), any provision of any indenture, agreement or other instrument to which the Borrower is a party or by which it or any of its properties or assets are bound, (ii) except for any Incidental Contracts (as defined in the Syndicated Credit Agreement), be in conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any such indenture, agreement or other instrument, or (iii) result in the creation or imposition of any material lien, charge or encumbrance of any nature whatsoever upon any of the material properties or assets of the Borrower other than as permitted by the terms hereof.

         SECTION III.3 Incorporation of Representations and Warranties from Syndicated Credit Agreement. All of the representations and warranties contained in Article VI of the Syndicated Credit Agreement, as amended from time to time, are hereby incorporated herein by reference, as though set forth herein. Each of such representations and warranties are true and correct as of the date hereof and shall be true and correct as of the date of each Advance hereunder. If the Syndicated Credit Agreement shall be terminated prior to the termination of this Agreement, the terms of Article VI of the Syndicated Credit Agreement incorporated herein shall continue to be a part of this Agreement until this Agreement terminates.

         SECTION III.4 Financial Statements. The Borrower has furnished the Bank with the Borrower's annual audited financial statements for the fiscal year ended June 2, 1998 and internally prepared financial statements for the fiscal quarters ended September 1, 1998 and December 1, 1998. Such financial statements (including any related schedules) are true and correct in all material respects. There has been no material adverse change in the business, condition or operations (financial or otherwise) of the Borrower and its Subsidiaries taken as a whole since the date of the financial statements referred to above.

         SECTION III.5 Changes in Financial Condition; Adverse Developments. From the date of the annual financial statements referenced in Section 3.5 hereof, to the date of this Agreement, there has been, and to the date of the initial Advance and each subsequent Advance there will be, no material change in the assets, liabilities, financial condition, business, operations, affairs or prospects of the Borrower from that set forth or reflected in the Borrower's most recent federal income tax return or in the fiscal year-end financial statements referred to in Section 3.5, other than changes in the ordinary course of business, including acquisitions, none of which have been, either in any case or in the aggregate, materially adverse.

         SECTION III.6 Consents and Approvals. No authorization, license, consent, approval, or undertaking is required under any applicable law in connection with the execution, delivery and performance by the Borrower of this Agreement, the Note or any of the other Loan Documents.

         SECTION III.7 Outstanding Debt. On the date of this Agreement, other than the Syndicated Loan, the Borrower has no outstanding indebtedness except
(i) as reflected on the financial statements of the Borrower which have been provided to the Bank and (ii) indebtedness incurred in the ordinary course of business subsequent to the date of such financial statements.

                                   ARTICLE IV

                            COVENANTS OF THE BORROWER

         SECTION IV.1 Affirmative Covenants. The Borrower covenants, for so long as any of the principal amount of or interest on the Note is outstanding and unpaid or any duty or obligation of the Borrower or the Bank hereunder or under any other Obligation remains unpaid or unperformed, as follows:

     (a) Accounting; Financial Statements; Etc. The Borrower will deliver to the Bank the annual audited and quarterly internally prepared financial statements, compliance certificates and other items required in Section 7.7 of the Syndicated Credit Agreement, within the time limits required therein, and will provide such other financial information as the Bank may reasonably request from time to time.

                  (b) Inspection. The Borrower will permit the Bank or Bank's designated representative to (i) visit any place of business of the Borrower and/or it Subsidiaries, (ii) inspect its properties, (iii) inspect and make extracts from the Borrower's or any Subsidiary's books and records, and (iv) discuss the affairs, finances and accounts of the Borrower or any Subsidiary with the officers of the Borrower or such Subsidiary, all at such reasonable times and as often as may reasonably be requested.

                  (c) Maintenance of Corporate Existence; Compliance with Laws. The Borrower shall at all times preserve and maintain in full force and effect its corporate existence, powers, rights, licenses, permits and franchises in the jurisdiction of its incorporation; continue to conduct and operate its business substantially as conducted and operated during the present and preceding fiscal year of the Borrower; operate in full compliance with all applicable material laws, statutes, regulations, certificates of authority and orders in respect of the conduct of its business;and qualify and remain qualified as a foreign corporation in each jurisdiction in which such qualification is necessary or appropriate in view of its business and operations where the failure to remain qualified would have a material adverse effect on the Borrower.

                  (d) Notice of Default. The Borrower shall immediately notify the Bank in writing upon the happening, occurrence or existence of any Event of Default, or any event or condition which with the passage of time or giving of notice, or both, would constitute an Event of Default, and shall provide the Bank with such written notice, a detailed statement by a responsible officer of the Borrower of all relevant facts and the action being take or proposed to be taken by the Borrower with respect thereto.

                  (e) Incorporation of Affirmative Covenants from Syndicated Credit Agreement. All of the affirmative covenants contained in Article VII of the Syndicated Credit Agreement, as amended from time to time, are hereby incorporated herein by reference, as though set forth herein. The Borrower shall comply with each of such covenants during the term of this Agreement. If the Syndicated Credit Agreement shall be terminated prior to the termination of this Agreement, the terms of Article VII of the Syndicated Credit Agreement incorporated herein shall continue to be a part of this Agreement until this Agreement terminates.

                  (f) Execution and Delivery of Loan Documents. The Borrower shall execute and deliver to the Bank all Loan Documents (to be executed by the Borrower) as and when requested by the Bank.

                  (g) Financial Covenants. During the term of this Agreement, the Borrower shall comply with the financial covenants as provided in Section
7.8 of the Syndicated Credit Agreement.

                  (h) Use of Proceeds. The proceeds of the Loan shall be used for working capital and other general corporate purposes, including acquisitions and capital expenditures and such other purposes as the Bank, in its sole discretion, may approve.

         SECTION IV.2 Negative Covenants. The Borrower covenants, for so long as any of the principal amount of or interest on the Note is outstanding and unpaid or any Obligation remains unpaid or unperformed, as follows:

                  (a) Incorporation of Negative Covenants from Syndicated Credit Agreement. All of the negative covenants contained in Article VIII of the
Syndicated Credit Agreement, as amended from time to time are hereby incorporated herein by reference, as though set forth herein. The Borrower shall comply with each of such negative covenants during the term of this Agreement. If the Syndicated Credit Agreement shall be terminated prior to the termination of this Agreement, the terms of Article VIII of the Syndicated Credit Agreement incorporated herein shall continue to be a part of this Agreement until this Agreement terminates.

                                    ARTICLE V

                              CONDITIONS OF LENDING

         The obligations of the Bank to lend hereunder and to make any Advance from time to time are subject to the following conditions precedent:

         SECTION V.1 Representations and Warranties. The representations and warranties set forth in the Loan Documents (including the representations and warranties of the Syndicated Credit Agreement incorporated herein) are true and correct in all material respects on and as of the date hereof, and (except to the extent that such representations and warranties expressly relate to an earlier date or are affected by transactions permitted under this Agreement) on the date of each Advance or disbursement hereunder.

         SECTION V.2 No Default. On the date hereof and on the date of each Advance or disbursement, the Borrower shall be in compliance in all material respects with all the terms and provisions set forth in the Loan Documents on its part to be observed or performed, and no Event of Default nor any event that, upon notice or lapse of time or both, would constitute such an Event of Default, shall have occurred and be continuing at such time.

         SECTION V.3 Loan Documents. The Borrower shall have delivered or caused to be delivered to the Bank, in fully executed form, all the Loan Documents, in form and substance reasonably satisfactory to the Bank, as the Bank may request and all of the Loan Documents shall be in full force and effect.

         SECTION V.4 Supporting Documents. On or prior to the date hereof, the Bank shall have received the following supporting documents, all of which shall be reasonably satisfactory in form and substance to the Bank:

                  (a) a certificate or certificates, dated as of the date hereof, of (i) the Secretary or any Assistant Secretary of the Borrower certifying (A) that contained therein is a true and correct copy of certain resolutions adopted by the Board of Directors of the Borrower authorizing the execution, delivery and performance of the Loan Documents and the performance of the obligations of the Borrower and the borrowings thereunder, which resolutions have not been altered or amended in any respect, and remain in full force and effect at all times since their adoption; (B) that attached thereto is a true and correct copy of the Articles of Incorporation of the Borrower, and that such Articles of Incorporation have not been altered or amended, and no other charter documents have been filed, since the date of the filing of the last amendment thereto or other charter document as indicated on the certificate of the Secretary of State of the State of Florida attached thereto; (C) that attached thereto is a true and correct copy of the Bylaws of the Borrower and that such Bylaws are in full force and effect and no amendment thereto is pending which would in any way affect the ability of the Borrower to enter into and perform the Obligations contemplated hereby; and (D) the incumbency and signatures of the officers of the Borrower signing the Loan Documents and any report, certificate, letter or other instrument or document furnished by the Borrower in connection therewith, and (ii) another authorized officer of the Borrower certifying the incumbency and signature of the Secretary or Assistant Secretary of the Borrower; and

                  (b) certificate or certificates of the Florida Secretary of State dated as of a recent date, as to the active status of the Borrower.

         SECTION V.5 Additional Notes. To the extent the principal amount then outstanding under the Loan together with the Advance requested would exceed the face amount of the Note then outstanding (which collectively includes all notes executed by the Borrower in favor of the Bank to evidence the Loan), the Borrower agrees to then execute and deliver to the Bank the additional note of the Borrower in such face amount as is necessary so that the total principal amount outstanding on the Loan after the making of said Advance shall not exceed the face amount of the Note (which collectively includes all Notes executed by the Borrower in favor of the Bank concerning said Loan and will include the note described in this Section). At the time of the execution of said additional Note, the Borrower shall pay to the Bank all documentary and other taxes required under applicable law.

         SECTION V.6 Non-Usage Fee. The Bank shall have received the Non-Usage Fee, when and as due.

                                   ARTICLE VI

                                EVENTS OF DEFAULT

         SECTION VI.1 Events of Default. The following each and all are Events of Default hereunder:

                  (a) Monetary Default. If the Borrower shall default in any payment of the principal of or interest on the Loan when and as the same shall become due and payable, whether at maturity, by acceleration at the discretion of the Bank or otherwise and such default is not cured within five (5) Days after receipt of notice that such amount is due; or

                  (b) Non-Monetary Default. If the Borrower shall default in the performance of or compliance with any term or covenant contained in the Loan Documents which default or non-compliance shall continue and not be cured within thirty (30) Days of the date the Bank sends written notice of such default or non-compliance to the Borrower; or

                  (c) Misrepresentation. If any representation or warranty made in writing by or on behalf of the Borrower or any Subsidiary or in any other Loan Document shall prove to have been false or incorrect in any material respect on the date as of which made or reaffirmed and the effect thereof is material and adverse; or

                  (d) Dissolution. Any order, judgment, or decree is entered in any proceedings against Borrower or any Subsidiary decreeing the dissolution of Borrower and such order, judgment, or decree remains unstayed and in effect for more than thirty (30) Days; or

                  (e) Default Under Syndicated Loan. If there shall occur an Event of Default under the terms of the Syndicated Credit Agreement or any other documents executed in connection therewith, and which Event of Default is not cured within any applicable grace period; or

                  (f) Bankruptcy, Failure to Pay Debts Etc. If the Borrower or any Subsidiary shall admit in writing its inability, or be generally unable, to pay its debts as they become due or shall make an assignment for the benefit of creditors, file a petition in bankruptcy, petition or apply to any tribunal for the appointment of a custodian, receiver or trustee for the Borrower or any Subsidiary or a substantial part of assets, or shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect, or if there shall have been filed any such petition or application, or any such proceeding shall have been commenced against the Borrower or any Subsidiary, in which an order for relief is entered or which remains undismissed for a period of ninety (90) Days or more, or the Borrower or any Subsidiary by any act or omission shall indicate its consent to, approval of or acquiescence in any such petition, application, or proceeding or order for relief or the appointment of a custodian, receiver or any trustee for the Borrower or any Subsidiary or any substantial part of any of its properties, or shall suffer any such custodianship, receivership or trusteeship to continue undischarged for a period of ninety (90) Days or more; or

                  (g) Fraudulent Conveyance. The Borrower or any Subsidiary shall have concealed, removed, or permitted to be concealed or removed, any material part of its properties, with intent to hinder, delay or defraud its creditors or any of them, or made or suffered a transfer of any of its material properties which may be fraudulent under any bankruptcy, fraudulent conveyance or similar law, or shall have made any transfer of its material properties to or for the benefit of a creditor at a time when other creditors similarly situated have not been paid, or shall have suffered or permitted, while insolvent, any creditor to obtain a lien upon any of its material properties through legal proceedings or distraint which is not vacated within ninety (90) Days from the date thereof.


                                   ARTICLE VII

                               RIGHTS UPON DEFAULT

     Upon the occurrence or continuing of any Event of Default, the Bank shall have and may exercise any or all of the rights set forth herein (provided, however, the Bank shall be under no duty or obligation to do so):

         SECTION VII.1 Acceleration. To declare the indebtedness evidenced by the Note and all other Obligations to be forthwith due and payable, whereupon the Note and all other Obligations shall become forthwith due and payable, both as to principal and interest, without presentment, demand, protest or any other notice or grace period of any kind, all of which are hereby expressly waived, anything contained herein or in the Note or in such other Obligations to the contrary notwithstanding, and, upon such acceleration, the unpaid principal balance and accrued interest upon the Note shall from and after such date of acceleration bear interest at the Default Rate.

         SECTION VII.2 Other Rights. To exercise such other rights as may be permitted under any of the Loan Documents, the Syndicated Credit Agreement or any other loan agreement now or hereafter entered into by and between the Borrower and the Bank or any document executed in connection therewith or applicable law.

         SECTION VII.3 Uniform Commercial Code. To exercise from time to time any and all rights and remedies of a secured creditor under the UCC and any and all rights and remedies available to it under any other applicable law.

                                  ARTICLE VIII

                                  MISCELLANEOUS

         SECTION VIII.1 Cumulative Remedies. The remedies provided in this Agreement and in the Loan Documents are cumulative and not exclusive of any remedies provided by law or in equity. Upon an Event of Default, the Bank may elect to exercise any one or more of such remedies and such election shall not waive or cause the Bank to have elected not to subsequently exercise any other such remedies available to it under the Agreement or any Loan Document.

         SECTION VIII.2 Amendments, Etc. No amendment, modification, termination or waiver of any provision of this Agreement, the Note or the other Loan Documents, nor consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

         SECTION VIII.3 Addresses for Notices, Etc. All notices, requests, demands and other communications provided for hereunder shall be in writing and shall be deemed to have been given (i) in the case of delivery, when addressed to the other party and delivered to the address set forth below, (ii) in the case of mailing, three (3) Days after said notice has been deposited in the United States Mails, postage prepaid, by certified or return mail, and addressed to the other party as set forth below, and (iii) in all of the cases, when received by the other party. The address at which notices may be sent under this Section are the following:

     If to the Borrower:                    Discount Auto Parts, Inc.
                                            4900 Frontage Road
                                            Lakeland, Florida 33815
                                            Attention:  C. Michael Moore
                                            Chief Financial Officer/
                                            Secretary

     If to the Bank:                        SUNTRUST BANK, CENTRAL FLORIDA,
                                            NATIONAL ASSOCIATION
                                            200 South Orange Avenue
                                            P. 0. Box 3833
                                            Orlando, Florida 32897
                                            Attention:  William C. Barr, III
                                            First Vice President

         with a copy to:                    Charles T. Brumback, Jr., Esq.
                                            Akerman, Senterfitt & Eidson, P.A.
                                            255 South Orange Avenue, 17th Floor
                                            P.O. Box 231
                                            Orlando, FL  32802-0231

Any party may at any time change the address to which notices may be sent under this Section by the giving of notice of such change to the other party in the manner set forth herein.

         SECTION VIII.4 Applicable Law. This Agreement, and each of the Loan Documents and transactions contemplated herein (unless specifically stipulated to the contrary in such document) shall be governed by and interpreted in accordance with the laws of the State of Florida.

         SECTION VIII.5 Survival of Representations and Warranties. All representations, warranties, covenants and agreements contained herein or made in writing by the Borrower in connection herewith shall survive the execution and delivery of this Agreement, the Note and the other Loan Documents and be true and correct during the term of the Loan.

         SECTION VIII.6 Time of the Essence. Time is of the essence of this Agreement, the Note and the other Loan Documents.

         SECTION VIII.7 Headings. The headings in this Agreement are intended to be for convenience of reference only, and shall not define or limit the scope, extent or intent or otherwise affect the meaning of any portion hereof.

         SECTION VIII.8 Severability. In case any one or more of the provisions contained in this Agreement, the Note or the other Loan Documents shall for any reason be held to be invalid, illegal or unenforceable in any respect, the same shall not affect any other provision of this Agreement, the Note or the other Loan Documents, but this Agreement, the Note and the other Loan Documents shall be construed as if such invalid or illegal or unenforceable provision had never been contained therein; provided, however, in the event said matter would in the reasonable opinion of the Bank adversely affect the rights of the Bank under any or all of the Loan Documents, the same shall be an Event of Default.

         SECTION VIII.9 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

         SECTION VIII.10 Conflict. In the event any conflict arises between the terms of this Agreement and the terms of any other Loan Document, the Bank shall have the option of selecting which conditions shall govern the loan relationship evidenced by this Agreement and, if the Bank does not so indicate, the terms of this Agreement shall govern in all instances of such conflict.

         SECTION VIII.11 Term. The term of this Agreement shall be for such period of time until the Loan and Note have been repaid in full, the Borrower has no further right to request any Advance on the Loan and all Obligations have been paid to the Bank in full. At such time, the Bank shall mark all the Loan Documents "Canceled" and return them to the Borrower.

         SECTION VIII.12 Cross Defaults. A default under any Loan Document, including a default under this Agreement, shall be and constitute a default under each and every Loan Document, including this Agreement.

         SECTION VIII.13 Expenses. The Borrower agrees, whether or not the transactions hereby contemplated shall be consummated, to pay, and save Bank harmless against liability for the payment of, all reasonable out-of-pocket expenses arising in connection with this transaction, all documentary,intangible, and other similar taxes, together in each case with interest and penalties, if any, which may be payable in respect of the execution, delivery and performance of this Agreement or the execution, delivery, acquisition and performance of any Note issued under or pursuant to this Agreement, and the reasonable fees and expenses of any special counsel to Bank in connection with this Agreement and any subsequent modification or enforcement thereof or consent thereunder including, without limitation, attorneys fees and court costs incurred in any legal proceeding whether at the trial or appellate level or in any bankruptcy proceeding. The obligations of Borrower under this Section 8.13 shall survive payment of any Note.

         SECTION VIII.14 Successors and Assigns. All covenants and agreements in this Agreement contained by or on behalf of either of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not; provided, however, this clause shall not by itself authorize any delegation of duties by the Borrower or any other assignment which may be prohibited by the terms and conditions of this Agreement.

         SECTION VIII.15 Further Assurances. The Borrower shall, from time to time, execute such additional documents as may reasonably be requested by the Bank or its counsel, to carry out and fulfill the intent and purpose of this Agreement and the Loan Documents.

         SECTION VIII.16 No Third Party Beneficiaries. The parties intend that this Agreement is solely for their benefit and no Person not a party hereto shall have any rights or privileges under this Agreement whatsoever either as the third party beneficiary or otherwise.

         SECTION VIII.17 WAIVER OF JURY TRIAL. THE BORROWER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY, AFTER CAREFUL CONSIDERATION AND AN OPPORTUNITY TO SEEK LEGAL ADVICE, WAIVES ITS RIGHT TO HAVE A TRIAL BY JURY IN RESPECT OF ANY LITIGATION ARISING OUT OF OR IN ANY WAY CONNECTED WITH ANY OF THE PROVISIONS OF THIS AGREEMENT, THE NOTE OR ANY OTHER DOCUMENT EXECUTED IN CONJUNCTION WITH THE LOAN EVIDENCED BY THIS AGREEMENT.

         SECTION VIII.18 No Waiver. No failure or delay on the part of the Bank in exercising any right, power or remedy hereunder, or under the Note or the other Loan Documents shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy hereunder or thereunder.

         SECTION VIII.19 Entire Agreement. Except as otherwise expressly provided, this Agreement and the other Loan Documents embody the entire agreement and understanding between the parties hereto and supersede all prior agreements and understandings relating to the subject matter hereof.

         IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be executed, sealed and delivered, as applicable, by their duly authorized officers on the day and year first above written.

                                    BORROWER:

                                    DISCOUNT AUTO PARTS, INC.



                                   By:/s/ C. Michael Moore________
                                          C. Michael Moore,
                                          Chief Financial Officer/
                                          Secretary


                                    SUNTRUST BANK, CENTRAL
                                    FLORIDA, NATIONAL ASSOCIATION



                                     By:/s/ William C. Barr, III______
                                            William C. Barr, III,
                                            First Vice President

                                 PROMISSORY NOTE


As of January 29th, 1999                                        $20,000,000.00

                                                              New York, New York

                  FOR VALUE RECEIVED, the undersigned, DISCOUNT AUTO PARTS, INC., a Florida corporation (the "Borrower"), promises to pay to the order of SUNTRUST BANK, CENTRAL FLORIDA, NATIONAL ASSOCIATION, a national banking association, (the "Bank") at the office of the Bank at 200 South Orange Avenue, Orlando, Florida 32801, or at such other place as the holder hereof may designate by notice in writing to Borrower, in immediately available funds in lawful money of the United States of America, on the sooner of (i) the Maturity Date (as defined in the Agreement hereinafter described), or (ii) acceleration of this indebtedness as hereinafter provided, the lesser of (i) the principal sum of Twenty Million and No/100 Dollars ($20,000,000.00) or (ii) so much thereof as shall have been from time to time disbursed hereunder by the Bank in accordance with that certain Revolving Loan Agreement dated of even date herewith (as the same may hereafter be amended, modified, supplemented or replaced, the "Agreement") by and between the Borrower and the Bank, and not theretofore repaid, as shown on the grid schedule attached hereto (the "Grid Schedule"), which Agreement is specifically not incorporated herein.

                  In addition to principal, Borrower agrees to pay interest on the principal amounts disbursed hereunder from time to time from the date of each disbursement until paid at such simple rates of interest per annum and upon such dates as provided for in the Agreement. Interest shall accrue on the outstanding principal balance from the date hereof up to and through the date on which all principal and interest hereunder is paid in full, and shall be computed on the basis of the actual number of days elapsed in a 360-day year. Such interest is to be paid to the Bank at its office in Orlando, Florida.

                  This Promissory Note ("Note") evidences a loan incurred pursuant to the terms and conditions of the Agreement to which reference is hereby made for a full and complete description of such terms and conditions. All capitalized terms used in this Note shall have the same meanings as set forth in the Agreement.

                  Bank shall at all times have a right of set-off against any deposit balances of Borrower in the possession of the Bank and the Bank may apply the same against payment of this Note or any other indebtedness of Borrower to the Bank. The payment of any indebtedness evidenced by this Note prior to the Maturity Date or demand shall not affect the enforceability of this Note as to any future, different or other indebtedness incurred hereunder by the Borrower. In the event the indebtedness evidenced by this Note is collected by legal action or through an attorney-at-law, the Bank shall be entitled to recover from Borrower all costs of collection, including, without limitation, reasonable attorneys' fees if collected by or through an attorney-at-law.

                  Borrower acknowledges that the actual crediting of the amount of any disbursement under the Agreement to an account of Borrower or recording such amount in the Grid Schedule shall, in the absence of manifest error, constitute presumptive evidence of such disbursement and that such advance was made and borrowed under the Agreement. Such account records or Grid Schedule shall constitute, in the absence of manifest error, presumptive evidence of principal amounts outstanding and the payments made under the Agreement at any time and from time to time, provided that the failure of Bank or any holder hereof to record on the Grid Schedule or in such account the type or amount of any advance shall not affect the obligation of the undersigned to repay such amount together with interest thereon in accordance with this Note and the Agreement.

                  Upon the existence or occurrence of any Event of Default as defined in the Agreement, the principal and all accrued interest hereof shall automatically become, or may be declared, due and payable in the manner and with the effect provided in the Agreement.

                  Prepayment of the Note in part or in whole is permitted subject to the conditions set forth in the Agreement.

                  Failure or forbearance of Bank to exercise any right hereunder, or otherwise granted by the Agreement or by law, shall not affect or release the liability of Borrower hereunder, and shall not constitute a waiver of such right unless so stated by Bank in writing. This Note shall be deemed to be made under, and shall be construed in accordance with and governed by, the laws of the State of Florida. Time is of the essence of this Note.

PRESENTMENT FOR PAYMENT, NOTICE OF DISHONOR AND PROTEST ARE HEREBY WAIVED.

Executed under hand and seal of the Borrower as of the day and year first above written as of the 29th day of January, 1999.

                            DISCOUNT AUTO PARTS, INC.


                            By: /s/ C. Michael Moore_____________
                            Name:   C. Michael Moore__
                            Title: Chief Financial Officer

                                  Exhibit 10.16

                      JOINT BUSINESS TERMINATION AGREEMENT

         THIS JOINT BUSINESS TERMINATION AGREEMENT (hereinafter "Agreement") is made and entered into as of this 1st day of February, 1999 and is by and between the following Parties:

                  Q Lube:           Q Lube, Inc.  ("Q Lube")
                                            a Delaware corporation
                                            1385 West 2200 South
                                            Salt Lake City, Utah  84119
                                            Tel:     (801) 972-6667
                                            Fax:     (801) 975-4627

                  DAP:                      Discount Auto Parts, Inc. ("DAP")
                                            a Florida corporation
                                            4900 Frontage Road South
                                            Lakeland, Florida 33801
                                            Tel:     (941) 687-9226
                                            Fax:     (941) 284-2063

                                R E C I T A L S :

         WHEREAS, on or about January 1, 1997, Q Lube and DAP (hereinafter collectively "Parties" or individually "Party") entered into a Master Joint Business Agreement ("MJB Agreement") wherein the Parties agreed to establish and jointly operate a joint business entity ("Joint Business"), which in turn would own and operate numerous quick-lube operations;

         WHEREAS, the Parties have determined that it is in their respective best interests to mutually and cooperatively terminate the Joint Business;

         NOW THEREFORE, in consideration of the mutual covenants and agreements of the Parties herein contained, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Parties do hereby agree as follows:

                                A G R E E M E N T

1.0      AGREEMENT TO TERMINATE.

         1.1 Generally. The Parties hereby agree that, as of February 1, 1999 (the "Closing Date") the MJB Agreement and all other prior agreements relating to the Joint Business and its operations shall be terminated, and shall become null and void, and of no further force and effect, except as otherwise provided for herein.

         1.2 Q Lube Sites. The Parties agree that all Joint Business operations at the following sites (the "Q Lube Sites") shall be transferred and delivered, on the Closing Date, pursuant to the Lease Agreements, Sublease Agreement and Purchase Agreement described in paragraph 2.1.2 hereof respectively, into the control and possession of Q Lube:
               (1) State Road 590 and U.S. Highway 19 in Clearwater, FL (the "Clearwater Site")

               (2) Lumsden Road and Pauls Drive in Brandon, FL (the "Brandon Site")

               (3) Dale Mabry Highway and No. Lakeview Drive in Tampa, FL (the "Tampa Site")

         1.3 DAP Sites. The Parties agree that the real property at the following sites (the "DAP Sites") shall be transferred and delivered on the Closing Date into the control and possession of DAP and that any existing leases thereof by the Joint Business or Q Lube shall be terminated as of the Closing Date, without further liability, except as otherwise provided for herein:

                  (1)      Military Trail and Boatman Street in Lake Worth, FL

                  (2)      State Road 7 and N.W. 197th Street in Miami, FL

                  (3)      S.W. 137th Avenue and 38th Street in Miami, FL

                  (4) State Road 50 and Salem Road in Orlando, FL (the "Orlando Site")

                  (5) 52 North Yonge Street in Ormond Beach, FL (the "Ormond Site")

                  (6) U.S. Highway 41 and Sumter Street in North Port, FL (the "North Port Site")

                  (7) Highway 98 and Daugherty in Lakeland, FL (the "Lakeland Site")
                           See Amendment

         1.4 Formal Entity Dissolution. The Parties agree to fully cooperate and comply with all state and local statutes, laws, ordinances, regulations, and other regulatory requirements applicable to the formal dissolution and/or termination of the General Partnership and Joint Business, including without limitation, the filing of any documentation with state or local authorities evidencing the dissolution and/or termination of the Joint Business.

2.0 ASSET DISTRIBUTION, LIQUIDATION AND EQUALIZATION. The assets of the Joint Business shall be distributed and/or liquidated in accordance with the following provisions.

         2.1 Real Property. As of the Closing Date, all oral or written leases and subleases of real property at the DAP Sites and the Q Lube Sites existing between the Joint Business and DAP shall be terminated, without further liability between the Joint Business and DAP. The Q Lube Sites and the DAP Sites are collectively referred to hereinafter as the "Sites".

                  2.1.1 The DAP Sites. The real property at the DAP Sites shall be immediately transferred and delivered into the control and possession of DAP, subject to the provisions in paragraph 2.3 hereof.

                  2.1.2 The Q Lube Sites.The Q Lube Sites shall be transferred and delivered, on the Closing Date, into the control and possession of Q Lube, upon the following terms:

     Lease Agreements. As of Closing, DAP shall lease to Q Lube the Clearwater, Brandon, and Tampa Sites upon the terms set forth in the Lease Agreements attached hereto as Exhibits "1" through "3" respectively (the "Lease Agreements");

         2.2 Site Improvements. All site improvements (exclusive of Buildings) to the Real Property, (hereinafter referred to as "Site Improvements") shall become the sole property of DAP, subject where applicable to the Lease Agreements and the Sublease. In the event such Site Improvements, or any part thereof, have been transferred to the Joint Business, the Joint Business shall, concurrent with the execution of this Agreement, cause the same to be reconveyed to DAP, free of lien and/or other encumbrance caused by the action of the Joint Business or otherwise arising from any obligation of the Joint Business. As used herein, "Site Improvements" shall not include building structures.

         2.3 Building. The building structures (exclusive of Site Improvements) (hereinafter "Buildings") housing the Joint Business' quick-lube operations shall become the sole property of Q Lube. In the event such Buildings, or any part thereof, have been transferred to the Joint Business, the Joint Business shall, concurrent with the execution of this Agreement, cause the same to be reconveyed, free of lien and/or other encumbrance caused by the action of the Joint Business or otherwise arising from any obligation of the Joint Business. Q Lube shall cause the building on the Lakeland Site to be removed and the Lakeland Site restored as required by the Lakeland Lease (to include fill in of the pit and surface paving of such within 60 days). DAP shall be responsible to reimburse Q Lube 51% of the cost of such removal and restoration, the total cost of which is estimated at Fifty Thousand Dollars ($50,000.00). In any event, DAP's portion of such removal and restoration cost shall not exceed Twenty-Five Thousand Dollars ($25,000.00).

         2.4 Tool Packages. The Tool Packages ( "Tool Packages") used by the Joint Business at the Sites shall be, or shall become, the sole property of Q Lube. In the event such Tool Packages or any part thereof have been transferred to the Joint Business as contemplated by the MJB Agreement, the Parties agree that the Joint Business shall, concurrent with the execution of this Agreement, cause the same to be reconveyed to Q Lube, free of lien and/or other encumbrance caused by the action of the Joint Business or otherwise arising from any obligation of the Joint Business. "Tool Packages" shall mean all hand tools, manual tools, air tools, power tools, tool devices, tool boxes, tool accessories, and oil-change accessories normally and routinely used in the operation of a quick-lube center. The Tool Packages shall not include fixture equipment, or other primary equipment used in the quick-lube operations, such as compressors, hydraulic equipment, oil tanks, lifts, and oil injection equipment.

         2.5 Computer Systems. The computers and computer related hardware and software (collectively "Computer Systems") used by the Joint Business at the Sites shall be, or shall become the sole property of Q Lube. In the event such Computer Systems or any part thereof have been transferred to the Joint Business as contemplated by the MJB Agreement, the Parties agree that the Joint Business shall, concurrent with the execution of this Agreement, cause the same to be reconveyed to Q Lube, free of lien and/or other encumbrance caused by the action of the Joint Business or otherwise arising from any obligation of the Joint Business.

         2.6 Equipment. The equipment ("Equipment") used by the Joint Business at the Sites shall be, or shall become, the sole property of Q Lube. In the event such Equipment or any part thereof has been transferred to the Joint Business as contemplated by the MJB Agreement, the Parties agree that the Joint Business shall, concurrent with the execution of this Agreement, cause the same to be reconveyed to Q Lube, free of lien and/or other encumbrance caused by the action of the Joint Business or otherwise arising from any obligation of the Joint Business. "Equipment" shall mean fixture equipment, or other primary equipment used in the quick-lube operation, such as compressors, hydraulic equipment, oil tanks, lifts, and oil injection equipment.

         2.7 Furniture. The furniture ("Furniture") used by the Joint Business at the Sites shall be, or shall become, the sole property of Q Lube. In the event such Furniture or any part thereof has been transferred to the Joint Business as contemplated by the MJB Agreement, the Parties agree that the Joint Business shall, concurrent with the execution of this Agreement, cause the same to be reconveyed to Q Lube, free of lien and/or other encumbrance caused by the action of the Joint Business or otherwise arising from any obligation of the Joint Business.

         2.8 Inventory. The inventory ("Inventory") at the Sites or otherwise held for use by the Joint Business shall be, or shall become, the sole property of Q Lube. In the event such Inventory or any part thereof has been transferred to the Joint Business as contemplated by the MJB Agreement, the Parties agree that the Joint Business shall, concurrent with the execution of this Agreement, cause the same to be reconveyed to Q Lube, free of lien and/or other encumbrance caused by the action of the Joint Business or otherwise arising from any obligation of the Joint Business.

         2.9 Liens and Encumbrances.  Notwithstanding  any provision of sections
2.1 through 2.8 to the contrary, which otherwise require that the Joint Business transfer all real or personal property free of liens and encumbrances of the Joint Business, the Joint Business shall have the right to contest the validity of any such lien or encumbrance, and the existence of such lien during the pendency of such challenge shall not constitute a breach of the Joint Business' obligation of transfer. In the event the lien shall be determined by a Court of competent jurisdiction to be valid, the Joint Business shall cause such lien or encumbrance to be removed within ten (10) days from the date of final judgment declaring such lien or encumbrance to be valid.

         2.10 Equalization. The Parties acknowledge that upon formation of the Joint Business their respective initial investments in the Joint Business were based upon their respective ownership interests: DAP contributing and owning fifty-one percent (51%) and Q Lube contributing and owning forty-nine percent (49%). It is the intent of the Parties that each party bear and be responsible for its own losses; provided, however, that Q Lube shall refund to DAP certain development expenses, to the extent set forth on the attached Schedule "A". The Parties acknowledge and agree that payment by Q Lube of the amounts set forth on Schedule "A" shall fully satisfy all obligations to DAP or the Joint Business and that no other or further liability or obligation shall remain between the Parties, except new obligations arising hereafter under the Lease Agreements and the Sublease.

3.0 FRANCHISE FEES. The Parties acknowledge that no franchise fees have been paid by the Joint Business or by either Party, nor are there any franchise fees or similar fees which are reimbursable or payable to the Joint Business and/or the Parties.

4.0 BOOKS AND RECORDS. The books and records of the Joint Business shall be delivered to Q Lube for safekeeping and storage. Q Lube shall store such records at Q Lube's sole cost for a period not less than seven (7) years. Q Lube shall make such records available for inspection and/or copying by DAP upon prior reasonable and written request, which inspection and/or copying shall be conducted at the sole cost and expense of DAP. The Parties, and their respective Accountants and agents shall not reveal any knowledge or financial information obtained about the other Party as a result of the Joint Business except: (a) as may be relevant to compliance with this Agreement; (b) as may be required by applicable securities laws, regulations, exchanges or markets; or (c) to the Party's respective banks, lenders and professional advisors for legitimate business purposes.

5.0      COVENANT OF NON-COMPETITION.

         a. Non-Competition by Discount. Commencing upon the execution of this Agreement and continuing for a period of two (2) years Discount shall not, either as an independent or as a franchisee or a joint venture partner, with any third party other than Q Lube, provide Quick-lube Services: (1) within any state in which Q Lube or its successors provides Quick -Lube Services; or (2) within a ten (10) mile radius of any then existing Q Lube business providing quick lube services; or (3) at a prior operating quick lubrication facility on a Discount Site. As used herein, "Quick-lube Services" shall mean the provision of oil change/lubrication services by an operation which receives 25% or more of its revenues from oil change/lubrication services.

         b. Non-Competition by Q Lube. Commencing upon the execution of this Agreement and continuing for a period of two (2) years, Q Lube shall not, either as an independent, or as a franchisee or a joint venture partner with any third party other than Discount in any state in which the Parties formerly operated a Joint Quick-lube business, within a ten (10) mile radius of any then existing Discount Auto Parts store, engage in the operation of a traditional auto parts business or engage in the sale of auto parts and accessories. As used herein "traditional auto parts business" or to "engage in the sale of auto parts and accessories" shall mean any entity which receives 50% or more of its revenues from the sale of automotive parts or accessories. The terms "auto parts" and "accessories" as used in this Section 5(b) shall not include any auto parts or auto part accessories manufactured by Pennzoil-Quaker State, Jiffy Lube International, Q Lube, or any affiliated company of such companies, including without limitation, products such as "Slick 50," Blue Coral" and other Q Lube, Jiffy Lube or Pennzoil-Quaker State brand products.

6.0 PROTECTED PROPERTY. It is understood and agreed that all Protected Property of the respective Parties shall remain the sole possession of the Party owning such Protected Property. Notwithstanding any provision of this Agreement or any other prior agreement of the Parties to the contrary, nothing herein nor now existing between the Parties shall be construed as a grant, conveyance or vestiture by either Party to the other, or to any third party of any rights, interest or entitlement in and to Protected Property, and no use shall be made of Party's Protected Property for any purpose after the Effective Date of this Agreement without the prior written consent of the Party owning the Protected Property. "Protected Property" shall mean all trademarks, patents, logos, trade names, trade secrets, operational manuals, established procedures, and other confidential and/or proprietary information of either party or its agents, provided such information:
                  (a)    is not broadly published in the public domain;

                  (b) is legitimately treated as a trade secret by the Party claiming it as their Protected Property; and

                  (c) did not come into the public domain by the inappropriate act of the other Party or any franchisee or agent of the other Party.

7.0 RELEASE AND WAIVER. The Parties hereby release each other and each and every person or entity which was, at any time prior to the execution hereof, an officer, director, shareholder, employee, or agent of said Parties from any and all liabilities, claims, counterclaims, expenses and demands of every nature and kind, whether now known or unknown, arising out of, relating to or in any way connected with: (i) the MJB Agreement; (ii) any other prior agreements relating to the Joint Business and/or existing between the Parties, including without limitation any Franchise Agreement executed in connection with the Joint Business, and any other agreement relating to the development, management, operation or ownership of the Joint Business and Sites prior to the date hereof;
(iii) any business enterprises or activity conducted at the Sites prior to the date hereof; (iv) any losses or expenses incurred in connection with the Joint Business, if any; (v) all representations or warranties made by the Parties concerning the Joint Business, if any; and (vi) any other conduct, communication or agreement that occurred by or related to any of the Parties and/or the Joint Business. The Parties covenant not to file any legal action against each other or any other affiliated person or entity of each other with respect to the matters which are the subject of the release contained herein. The Parties acknowledge that they have not, prior to the execution and delivery of this Agreement, assigned or transferred to any person or entity any of the claims released herein.

         The waiver, release, relinquishment and disavowal herein shall be construed broadly in favor of the Parties released, their agents, employees, officers, advisors, directors, consultants and successors-in-interest, and any ambiguity, doubt, or question as to the applicability of the same shall be resolved in all events in favor of waiver, release, relinquishment and disavowal. The Parties hereby agree that the waivers, releases, relinquishments and disavowals herein granted shall be with respect to claims, interest, rights, remedies, and causes of action, known or unknown, matured or unmatured, contingent or direct, existing or hereafter arising from the agreements of the parties prior to this Agreement, but shall not include any claims arising from the terms of this Agreement, the Lease Agreements, the Sublease or the Purchase Agreement.

8.0 NOTICES. All notices permitted or required to be given pursuant to the terms of this Agreement shall be sent by certified mail, return receipt requested, to the Parties as follows:

         Q Lube:                    Q Lube, Inc.
                                            c/o Legal Department
                                            1385 West 2200 South
                                            Salt Lake City, Utah  84119
                                            Tel:     (801) 972-6667
                                            Fax:     (801) 975-4627

                  and copied to:            Stephen K. Christensen,
                                            NELSON RASMUSSEN & CHRISTENSEN
                                            215 State Street, Suite 900
                                            Salt Lake City, Utah  84111
                                            Tel:     (801) 531-8400
                                            Fax:     (801) 363-3614

         DAP:                               Discount  Auto Parts, Inc.
                                            c/o C. Michael Moore, CFO
                                            4900 Frontage Road South
                                            Lakeland, Florida 33801
                                            Tel:     (941) 687-9226
                                            Fax      (941) 284-2063

                  and copied to:            Taso M. Milonas
                                            WALTERS,LEVINE,BROWN,KLINGENSMITH,
                                            MILONAS & THOMISON
                                            1515 Ringling Blvd Suite 900
                                            Sarasota, Florida 34236
                                            Tel:     (941) 364-8787
                                            Fax:     (941) 361-3023

         Either Party may at any time notify the other Party at their last provided address of any change of address or persons to which notices under this Section shall be made.

9.0      MISCELLANEOUS PROVISIONS.

         9.1 Governing Law and Jurisdiction. Any litigation relating to this Agreement or its subject matter shall be conducted in the state or federal courts located in Florida and shall be governed and interpreted in accordance with the laws of the jurisdiction where such action is pending. The parties expressly agree to the exercise of jurisdiction by such courts and expressly waive all defenses related to such personal jurisdiction.

         9.2 Severability. If any provision of this Agreement is invalid, unenforceable, or in conflict with applicable law, such provision shall be narrowed, limited and otherwise amended to the extent necessary to make it valid, enforceable and not in conflict with applicable law, with as little change as possible to the original intent and purpose of the provision. If necessary, the provision shall be severed from this Agreement and the remainder of the Agreement shall be enforced unless such enforcement would be inequitable.

         9.3 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which when taken together, shall constitute one and the same instrument. The signature page of any counterpart may be detached therefrom without impairing the legal effect of the signature(s) thereon, provided such signature page is attached to any other counterpart identical thereto, except having additional signature pages executed by other Parties to this Agreement attached hereto.

         9.4 Waiver. Acceptance by either Party of any performance less than required under the terms of this Agreement shall not be deemed to be a waiver of the rights of such Party to enforce all of the terms and conditions hereof. No waiver of any such right hereunder shall be binding unless reduced to writing and signed by the Party to be charged therewith.

         9.5 Costs and Attorneys Fees. In the event of any litigation between the Parties relating to this Agreement or any of its subject matter, the prevailing Party (as determined by the court) in such litigation shall be entitled to recover from the other Party all costs of court and reasonable attorneys' fees incurred in connection with such litigation, the amount of which shall be fixed by the court and made a part of any judgement rendered by said court.

         9.6      Time.    Time is of the essence.

         9.7 Integration and Amendment. This Agreement: (i) represents the entire agreement between the Parties relating to the subject matter of this Agreement, and (ii) supersedes all prior agreements, understandings, representations and warranties relating to the subject matter of this Agreement. This Agreement may only be amended, modified or changed with the written consent of the Parties.

         9.8 Good Faith. The Parties hereby agree to exercise good faith, cooperation, and reasonable due diligence in carrying out the intent of this Agreement and in carrying out the performance of obligations hereunder. To such extent, the Parties agree to execute all additional documents which may be reasonably required to further carry out the express intent of this Agreement. Neither Party to this Agreement shall commit any act or take any action which frustrates or hampers the rights of the other Party under this Agreement. Each Party shall act in good faith and engage in fair dealing when taking any action under or related to this Agreement.

         9.9 Construction. This Agreement represents the wording selected by the Parties to define their agreement and no rule of strict construction shall apply against either Party. Whenever the context reasonably permits, the singular shall include the plural, the plural shall include the singular, and the whole shall include any part thereof.

         9.10 Successors. This Agreement shall be binding upon and inure to the benefit of the Parties and their respective successors and assigns. Neither Party shall have the right to assign their rights and obligations under this Agreement without first obtaining the written consent of the other party, which consent shall not be unreasonably withheld.

         9.11 Effective Date. The effective date of this Agreement shall be the date upon which this Agreement is fully executed by both Parties.

         WHEREFORE, the Parties having set forth their agreement, do hereby witnesseth the same on the dates herein set forth.

                  BY:       DISCOUNT AUTO PARTS , Inc.
                            a Florida corporation

                            By:/s/ C. Michael Moore
                            Its: Chief Financial Officer
                            Date: 2-26-99

                  BY:       Q LUBE, INC., a Delaware corporation

                            By:/s/ Kevin Lyng
                            Its:     Vice President
                            Date:             3-1-99

                           Amendment to Section 1.3(7)
                      Joint Business Termination Agreement

Notwithstanding anything else to the contrary, Q Lube will continue to operate the Lakeland Site until the termination of the Master Lease Agreement becomes effective and Q Lube will be one hundred percent (100%) responsible for its operations on the Lakeland Site subsequent to the execution of this Termination Agreement. Q Lube shall make monthly lease payments to DAP at the rate of Two Thousand, Three Hundred Thirty-Two and No/100 Dollars ($2,332) per month until the effective date of the termination of the Master Lease and until Q Lube removes its improvements from the Lakeland Site. Further, Q Lube shall remove all improvements from the Lakeland Site and restore said site to its pre-construction condition within sixty (60) days from receiving notice that DAP has provided notice to terminate the Master Lease Agreement.