Form 10-K
period 1999-06-01
DISCOUNT AUTO PARTS INC
filed 1999-08-27
CIK 889409

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended June 1, 1999

[  ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11276

                            DISCOUNT AUTO PARTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                          59-1447420
----------------------------------------------        ---------------------------------
(State or other jurisdiction of incorporation)        (IRS Employer Identification No.)

  4900 Frontage Road South, Lakeland, Florida                        33815
  -------------------------------------------                     ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $203,000,000 as of August 13, 1999 (based upon the closing sales price reported by the New York Stock Exchange and published in the Wall Street Journal on August 13, 1999)

         Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

         Common Stock, par value $.01 per share -- 16,690,555 shares as of August 13, 1999

Documents incorporated by reference:

Part II  Annual Report to Stockholders for the Fiscal Year Ended June 1,
         1999.

Part III Definitive Proxy Statement for the Company's Annual Meeting of Stockholders presently scheduled for October 5, 1999.

                            DISCOUNT AUTO PARTS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                     for the
                             YEAR ENDED JUNE 1, 1999


                                TABLE OF CONTENTS

PART I...................................................................................................................4
       ITEM 1.        BUSINESS...........................................................................................4
       ITEM 2.        PROPERTIES........................................................................................14
       ITEM 3.        LEGAL PROCEEDINGS.................................................................................15
       ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...............................................15

PART II.................................................................................................................15
       ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................15
       ITEM 6.        SELECTED FINANCIAL DATA...........................................................................16
       ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............16
       ITEM 7(A).     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................16
       ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................16
       ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE............................................................16

PART III................................................................................................................16
       ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................16
       ITEM 11.       EXECUTIVE COMPENSATION............................................................................17
       ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT..........................................................................................................17
       ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................17

PART IV.................................................................................................................17
       ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                      SCHEDULES AND REPORTS ON FORM 8-K.................................................................17

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Discount Auto Parts, Inc. ("Discount Auto Parts" or the "Company") is one of the Southeast's leading specialty retailers and suppliers of automotive replacement parts, maintenance items and accessories to both "Do-It-Yourself" ("DIY") consumers and professional mechanics and service technicians. As of June 1, 1999, the Company operated a chain of 558 Discount Auto Parts stores, with 409 stores located throughout Florida, 83 stores in Georgia, 32 stores in Mississippi, 18 stores in Alabama, 12 stores in Louisiana, and four stores in South Carolina. As of June 1, 1999, 122 of the 558 stores provided commercial delivery service. Each Discount Auto Parts store carries an extensive line of brand name replacement "hard" parts, such as starters, alternators, brake pads, brake shoes and water pumps, for domestic and imported cars, vans and light trucks, as well as brand name maintenance items and accessories. The Company is not in the business of selling tires or performing automotive repairs or installations.

        Discount Auto Parts has achieved significant growth in each of its five latest fiscal years. Net sales have increased to $511.5 million in fiscal 1999 from $253.7 million in fiscal 1995 and income from operations has increased to $55.9 million in fiscal 1999 from $30.9 million in fiscal 1995. The number of stores has increased to 558 as of the end of fiscal 1999 from 208 at the beginning of fiscal 1995.

        The Company's success has resulted primarily from implementing clear and effective operating and growth strategies. The Company's operating strategies include building a highly knowledgeable and motivated work force, developing customers for a lifetime, attaining leading market share in every one of its existing markets and utilizing advanced information systems. With respect to growth strategies, the Company believes in continuing its emphasis on new store openings, standardizing new store formats and constantly seeking to improve merchandising concepts. Effectively executing these strategies has helped the Company provide customers with superior service, value and parts selection at conveniently located, well-designed stores. The continued implementation and expansion of a commercial delivery program is also part of the Company's future growth strategy.

        In 1971, Discount Auto Parts was founded with a single 800 square foot store in Winter Haven, Florida by Herman Fontaine, his son, Denis L. Fontaine, and other members of the Fontaine family. Since the Company's inception, members of the Fontaine family, including Herman Fontaine, Denis L. Fontaine and Peter
J. Fontaine, managed the Company and played key roles in formulating and carrying out its business strategies. Herman Fontaine served as President from 1972 until 1978 and as the Chairman of the Board from 1972 until 1986, at which time he became Chairman Emeritus. Although he no longer serves as an executive officer or director, the Company continues to have the benefit of Herman Fontaine's advice and counsel. Denis L. Fontaine assumed the roles of Chief Executive Officer and President in 1978 and held such positions until his death in June 1994. Peter J. Fontaine, who has been with the Company for over 22 years and previously served as Chief Operating Officer, was elected as President and Chief Executive Officer in 1994. Effective February 1, 1997, William (Bill) C. Perkins, who has been with the Company for over 16 years and served as Chief Financial Officer from 1992 to 1996, assumed the positions of President and Chief Operating Officer while Peter J. Fontaine remained Chief Executive Officer.

        The Company completed an initial public offering in August 1992 raising approximately $64.1 million in net proceeds and a secondary offering in October 1995, which generated net proceeds to the Company of $75.4 million. The Fontaine family continues to control approximately 46% of the Company's outstanding stock.

INDUSTRY OVERVIEW

        The automotive aftermarket consists of products and services purchased for motor vehicles after the original sale of the vehicles such as accessories, maintenance and repairs, replacement parts, fuel, etc. According to the Automotive Parts and Accessories Association (APAA), an industry group that compiles statistics on aftermarket activity, in 1995 the market for domestic automotive aftermarket products and services represented approximately $188 billion in annual sales. The Automotive Service Association (ASA) reports that total aftermarket hard parts sales for all vehicles were $97.8 billion in 1996. Analysts estimate the overall automotive aftermarket earnings growth rate between 2-4%, and retail auto chain growth rate to be between 5-8%. Industry margins have shown resiliency, with gross margins trending upward and operating margins holding steady. The Company believes there are several main items driving performance in the automotive aftermarket industry. These include (i) increases in the average number of miles driven per vehicle each year, (ii) increases in the average age of cars on the road, and (iii) an increase in the average ticket price of repair services.

        The automotive aftermarket is consolidating as national and regional specialty retail chains gain market share at the expense of smaller independent operators and less specialized mass merchandisers. Automotive specialty retail chains with multiple locations enjoy competitive advantages in purchasing, distribution, advertising and marketing compared to most small independent retailers. The significant increase in the variety of domestic and imported vehicle makes and models has made it difficult for smaller independent retailers and less specialized mass merchandise chains to maintain inventory selection broad enough to meet customer demands. This has created a competitive advantage for automotive specialty retailing chains that have the financial resources and distribution capability to stock and deliver a broad inventory selection to meet customer needs.

        The retail industry is divided into two segments: the DIY segment and the professional installer segment. The professional installer market's relative size and its perceived higher growth rate has caused the top DIY retailers to enter the repair sector by opening service bays or supplying parts to the professional installer market. The repair sector of the market is expected to provide substantial growth opportunities for the top DIY retailers. The Company believes this has created a competitive advantage for those automotive specialty retailing chains, such as Discount Auto Parts, that have the financial resources and distribution capability to stock and deliver an inventory selection broad enough to meet customer needs.

OPERATING STRATEGIES

BUILDING THE TEAM

        Guided by the principle "First build the team, then the team will build the business," Discount Auto Parts has made a commitment to building and retaining employees who are highly motivated and knowledgeable team players. The Company provides extensive formal and on-the-job team-building training programs that focus on providing superior customer service, automotive parts knowledge, selling skills, store operational procedures and personal development. Financial incentives and stock ownership are also an important element of the Company's team building focus. As a result of this employee-focused strategy, the Company has one of the highest sales per employee in its industry. In addition, management believes that the Company has one of the lowest employee turnover rates in the industry. The low turnover rate tends to lead to superior customer service and product knowledge, which are considered to be key factors in attracting customers in the DIY automotive industry.

        The CEO, Peter Fontaine, has built a strong and knowledgeable management team. The management team has significant experience in all aspects of the Company's operations. There are 47 members in the senior management team, including 29 Division Managers. The team members have an average of 12 years of experience with the Company. The team is profit-oriented and growth-minded and has a solid understanding of the automotive aftermarket industry based on their many years of experience.

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

SUPERIOR CUSTOMER SERVICE

        Customer service has enabled the Company to develop a loyal customer base and become a market leader. Customer service is enhanced by in-store computerized catalogs to assist in the selection of parts, liberal return policies, and lifetime warranties on certain parts. The stores also offer free testing of starters, alternators, and batteries; battery charging; installation assistance for batteries and windshield wipers; and use of specialty tools for do-it-yourself installation.

        The Company's special order program (the "S.O. Program") is designed with the goal of assuring the broadest availability of its merchandise at each of the Company's stores. The S.O. Program provides the Company on-line access to numerous third party warehouse distributors with which the Company has a relationship. If merchandise is unavailable at a particular store or one of the Company's express warehouses, Company team members can order an item on-line and generally have it available for the customer within 24 hours.

         The Company's stores are open seven days per week, 364 days per year, typically from 8 a.m. to 9 p.m. with some higher volume stores having extended hours in order to better serve the DIY customer.

CONVENIENT AND ACCESSIBLE NEIGHBORHOOD LOCATIONS

         Locating stores at sites that are convenient and accessible to its customers is an essential part of the Company's customer service philosophy. The Company believes that over 50% of its customers view convenience and accessibility as the number one driver in choosing an automotive parts store. Given this customer priority, one of the Company's strategies is to cluster stores in neighborhood locations in order to offer its customers increased convenience and accessibility. The Company's strategy is generally to draw customers from a 1.5 to 2 mile radius while many of its competitors attempt to draw customers from a larger radius. Management believes the Company's relatively low cost structure gives it the ability to profitably operate stores in close proximity, thereby offering customers more convenience than most of its competitors. In addition, the Company attempts to build new stores in locations that are easily accessible from a number of major roadways and arteries.

BROAD PRODUCT SELECTION

        The Company offers a wide selection of automotive replacement parts, maintenance items and accessories designed to cover a broad range of specific vehicle applications. Depending on the store format, a typical Discount Auto Parts store generally carries between 15,000 and 22,000 SKU's. The Company's operating strategy emphasizes automotive replacement hard parts. To support this strategy, the Company has generally in the past, and specifically in fiscal 1999, substantially increased the number of replacement hard parts carried in its stores.

        Replacement hard parts sold at the Company's stores include brake shoes, brake pads, belts, hoses, starters, alternators, batteries, shock absorbers, struts, CV half shafts, carburetors, transmission parts, clutches, electronic components, and suspension, chassis and engine parts. The Company also offers complete engines that are stocked at its distribution center. Other products include maintenance items, such as oil, antifreeze, brake and power steering fluids, engine additives, car paints, protectants and waxes; and accessories, such as floor mats, seat covers and car stereos and speakers.

        One of the Company's strategies is to carry a wide selection of different automotive replacement parts as opposed to having multiple brand names and SKUs for any one part. As a result, the Company believes that its product selection satisfies a broader range of DIY demands with fewer SKUs than the product selection of its competitors. The Company emphasizes brand names and other high quality products among broad product lines.

PRICE LEADERSHIP

        The Company utilizes an everyday low price strategy with prices that are generally at or below those of its competitors in the market area served by each store. The Company's depot stores generally offer even lower pricing than its mini depot stores. Along with everyday low prices, the Company often runs special promotional pricing on selected products. The Company's name "Discount Auto Parts" reinforces the Company's pricing strategy. The Company promotes both its name and its pricing strategy through newspaper, direct mail, radio and television advertisements, and through in-store promotional signage and displays. Most of the Company's stores have a freestanding highly visible pole or marquee sign promoting special prices and customer service programs.

        In an effort to offer the lowest price to its customers, the Company continually seeks to reduce the purchasing and distribution costs of its merchandise. The Company achieves such cost reductions by working with its vendors to secure product cost savings and other benefits, making volume purchases, achieving efficiencies in its distribution system, and achieving higher productivity at the store level. The Company believes its ability to control costs, and thereby maintain price leadership, is a key advantage over its competitors.

LEADING THE DIY MARKET

        The Company's goal is to be the leading DIY specialty retailer of automotive parts and accessories in each of its existing markets and prospective markets. The Company believes its ability to achieve market leadership is dependent upon successful implementation of its operating strategies and careful selection of new markets and store sites. The Company believes that market leadership provides higher consumer name recognition and economies of scale in purchasing, distribution, advertising, marketing and management.

        The Company is the largest DIY specialty retailer of automotive parts and accessories in Florida. As of June 1, 1999, 409 (73%) of the Company's 558 stores were located in Florida. The Company believes it has the leading market share in the state of Florida. The demographics within Florida are favorable for continued growth. In particular, Florida ranks third in the nation in the total number of registered cars and light trucks, is the fourth most populous state and continues to be one of the fastest growing states in the nation.

        The Company believes the strength of its market position in Florida has provided a competitive advantage and a solid foundation for further expansion into nearby southeastern states including Georgia, Alabama, South Carolina, Mississippi and Louisiana. These states provide many of the same favorable conditions and opportunities that exist in Florida, which should help the Company further expand into these states and adjust more quickly to these new markets.

UTILIZING ADVANCED INFORMATION SYSTEMS

        In order to maintain its competitive position, the Company emphasizes and continually invests in advanced distribution and information systems. As a result of continually updating these systems with state-of-the-art equipment, management believes the Company has some of the most advanced integrated distribution and point-of-sale capabilities in its industry. These systems provide many benefits, including lower distribution and operating costs, improved in-stock positions at its stores and enhanced customer service. In addition, during fiscal 1998, the Company completed the implementation of its frame relay system at its stores. Frame relay is essentially a technology that provides for enhanced transmission of data between single and multiple locations. As a result, communications between the Company's stores and other stores, the distribution center and corporate headquarters have been improved significantly. The implementation of frame relay technology was critical to the Company's implementation of a new perpetual inventory system at the store level that was completed during fiscal 1999. In addition, the Company plans to continue to upgrade its systems through the integration of additional related specialized software over the next several years. All of these changes are designed to serve all functional areas of the Company and enhance the inventory management and selection processes.

DISTRIBUTION

         The Company's distribution system is one of the most advanced inventory management information systems in the industry. The system utilizes computer-aided, laser scanning and wireless technology, which interfaces with the Company's management information and point-of-sale systems. The system features computer aided ordering and inventory management, having the capability to monitor inventory levels and determine store by store product needs. The Company has a warehouse management system referred to as the Wizard system ("Wizard"). Wizard provides support for the improvement of the Company's efficiency regarding shipment of merchandise. The system utilizes wireless hand held bar code scanning terminals which operate in a real time environment and which are integrated with a racking and flow system featuring conveyers and computerized sorting devices. These integrated systems enable the Company's team members to efficiently pick, assemble and palletize merchandise for shipment to individual stores. All product movement, including receiving, put-away, restock, cycle counting, picking and shipping, is monitored and tracked by Wizard.

        Stores typically place orders electronically each week with the Company's distribution center. These orders are generally delivered within 48 hours of receipt by way of the Company's fleet of trucks and trailers.

        The Company's distribution center, which also houses its headquarters and administrative offices, is located in Lakeland, Florida, on property owned by the Company. The total facilities (including parking areas) currently occupy the majority of a 31.5 acre tract. The facilities front Interstate 4, the east-west expressway that cuts across central Florida. Over 80% of the Company's stores are currently within six hours of the Company's distribution center. The Company's distribution center was expanded to double its size during fiscal 1999. The expanded distribution center is comprised of approximately 600,000 square feet and is capable of serving approximately 700 stores. Additional office space, support facilities, and expansion of the merchandising design center were also completed during fiscal 1999. The expanded distribution center will also provide service to the Company's Parts Express warehouses, and will be utilized to support the commercial delivery program.

        As the Company continues its expansion outside Florida, management will evaluate the need for additional distribution centers. The Company anticipates adding a second distribution center during the fall of calendar year 2000. Capital expenditures associated with the second distribution center are still being finalized, but are expected to be in the $20 million to $25 million range.

STORE OPERATIONS

        The Company has point-of-sale computer terminals at all of its stores, which communicate interactively with the Company's distribution and management systems. These terminals decrease transaction times, reduce register lines and eliminate labor time previously spent in price labeling of merchandise. In addition, point-of-sale terminals perform valuable functions for management. Since these terminals capture sales information at the time of the transaction, management can generate real time sales reports that assist in-store and Company-wide planning. The point-of-sale system also has an automated suggested reordering function that is designed to help increase store level in-stock positions. The automation of the re-order process is believed to have decreased the time and labor required for store inventory management.

         During fiscal 1999, the Company completed the implementation of a new perpetual inventory system for its stores. The new system is expected to allow the Company to better manage specific store level inventories based on the customers buying patterns for a particular store location.

GROWTH STRATEGIES

CONTINUING NEW STORE OPENINGS

        The Company expects to add approximately 80 to 90 stores during fiscal 2000. The Company plans to continue opening new stores in the standardized store formats and constantly seeks to improve merchandising concepts. In the last five fiscal years, the Company has opened an average of 70 stores per year including 106 stores in fiscal 1999.

        As of August 9, 1999, the Company had opened 15 new stores in fiscal 2000. Also, as of August 9, 1999, 11 new stores were under construction and an additional 62 sites for new stores had been purchased, leased or were under contract for acquisition.

        In certain Florida markets, the Company has and continues to open stores in close geographic proximity to other Discount Auto Parts stores. This operating strategy is designed to help the company establish a competitive position in each of the Company's markets as well as to support its strategy of providing the customer with shopping convenience. Although the new stores tend to attract sales that would otherwise have been made in other Discount Auto Parts stores, management believes that the negative impact on comparable store sales is substantially offset by the Company's ability to leverage costs such as advertising and store management expenses. The Company believes that in the long term, the increased growth in the Florida population, as well as the Company's implementation of its commercial delivery program, will provide even greater support for stores that are in close proximity.

        The following table sets forth information concerning increases in the number of Discount Auto Parts stores during the past five fiscal years and the anticipated increase for fiscal 2000:

                                                                      PLANNED
                     1995     1996     1997     1998     1999          2000
                     ----     ----     ----     ----     ----         -------
Beginning Stores      208      248      314      400      452             558
New Stores (1)         40       66       86       53      106(2)        80-90
Stores Closed          --       --       --        1       --              --
                      ---      ---      ---      ---      ---         -------
Ending Stores         248      314      400      452      558         638-648
                      ===      ===      ===      ===      ===         =======

(1) Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.
(2) Includes the 26 stores acquired as part of the September 1998 acquisition of Rose Auto Parts.

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

STORE FORMATS AND EXPRESS WAREHOUSES

        The Company has developed two types of retail store formats: the "mini-depot" and the depot store format. These standardized formats have tended to lower new store operating costs through increased efficiency and consistency in the selection, acquisition, design and opening of new stores. As a result, the Company is modeling new stores according to the standardized formats and using appropriate elements of these new store formats to remodel existing stores. Since the initiation of the standardized formats, the Company has converted the product selection at all of the existing stores to either the mini depot or depot formats.

        Under the standardized store formats, a mini-depot store has approximately 4,200 selling square feet and carries an average of approximately 15,000 SKU's. The average depot store has approximately 8,000 selling square feet, offers greater product selection and carries an average of approximately 22,000 SKU's.

         The following table indicates certain information about the 558 Discount Auto Parts stores in operation as of June 1, 1999:

                                 AVERAGE STOCK      NUMBER OF      TOTAL SELLING
       STORE FORMAT              KEEPING UNITS       STORES      SQUARE FOOTAGE(1)
       ------------              -------------       ------      -----------------
Mini-depot                           15,000           530           2,225,000
Depot                                22,000            28             225,000
                                                                    ---------
Total selling square footage                                        2,450,000
                                                                    =========

(1) Total selling square footage includes normal selling space, but excludes office, stockroom, shelving space behind the parts counter, receiving and any excess space not utilized in a store's operations space. Such square footage also excludes square footage associated with the express warehouses.

        In 1998, in an effort to provide support for product availability at its stores and to help facilitate the rollout of its commercial delivery program, the Company developed an "express" warehouse concept and opened its first Parts Express warehouse in Orlando, Florida in excess space of an existing depot. As of June 1, 1999, the Company had eight Parts Express locations in operation. The Parts Express warehouses are located in Orlando, Tampa, Miami, Fort Myers, Jacksonville, West Pam Beach, Tallahassee, Atlanta, and Mobile. The Company expects to open two to four additional Parts Express locations in fiscal year 2000.

        Each Parts Express warehouse currently stocks approximately 45,000 SKU's and occupies approximately 8,600 square feet. The objective of establishing express warehouses is to provide inventory support to mini-depot and depot stores within the same geographic market of the respective express warehouse, as well as to support the Company's commercial delivery program. In most locations, Parts Express warehouses have been utilizing excess space in identified depot stores. In the future, the Company plans to continue using excess depot store space; however, if deemed appropriate, an express warehouse may be designed as a stand-alone facility.

        Depot stores are targeted for major metropolitan markets where such stores can serve densely populated market areas. Depot stores are also utilized as support locations for nearby mini-depot stores in a hub-and-spoke fashion and, along with the Parts Express warehouse, offer van delivery for inventory transfers to other Discount Auto Parts stores. The Company's merchandising staff also utilizes depot stores to test new products in an effort to help maximize the success of new SKU additions at mini-depot stores.

CONTINUING TO IMPROVE MERCHANDISING

        One of the Company's growth strategies is to improve its merchandising concepts, primarily by broadening product selection and emphasizing the sale of replacement hard parts which generally provide higher gross profit margins. The Company is also using its plan-o-grams program (which improves merchandise presentation and in-stock positions) and the in-store point-of-sale system to improve merchandising. The point-of-sale system helps the Company maintain proper inventory levels and provide real-time sales information. The interface of new plan-o-grams with the Company's point-of-sale systems provide a more sophisticated means of inventory control and management. These systems are designed to enhance overall sales and gross margins in each individual store. During fiscal 1999, the Company implemented a new perpetual inventory system at its stores. The Company expects to secure even more enhanced information from this new system in order to determine proper individual store merchandise and inventory levels. These enhancements, coupled with the implementation of the express store format in selected metropolitan markets, should enable the Company to improve its overall inventory turnover.

        Although each Discount Auto Parts store carries the same basic product lines, each Division Manager, with input from individual store managers, has certain abilities to adapt product mix based on the specific needs of the market area served by the stores.

COMMERCIAL MARKET BUSINESS

        The Company began the rollout of a commercial delivery service in the third quarter of fiscal 1998. Under the Company's commercial delivery service program, which operates under the name "Pro2Call", commercial customers (such as auto service centers, commercial mechanics, garages and the like) are able to establish commercial accounts and purchase and receive automotive parts. The automotive parts are either delivered or are available for pick up at nearby Discount Auto Parts stores. As of June 1, 1999, 122 of the Company's store locations provided commercial delivery service. By the end of fiscal 2000, the Company expects commercial delivery services to be provided by approximately 250 to 300 stores. Upon completion of the rollout, the Company expects to provide commercial delivery service from approximately 60% to 65% of its stores.

        During fiscal 1998 and fiscal 1999, the Company's entry into the commercial delivery market required total capital expenditures of approximately $4.3 million. In addition, the commercial delivery program can be expected to require the Company to extend trade credit to certain of the commercial account customers in the ordinary course of business. The extension of such trade credit will increase the capital requirements associated with the rollout of the program and will expose the Company to credit risk from uncollectible accounts. The Company has established systems designed to manage and control such credit risk. The amount of capital that is needed for extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops. In addition, the Company is also utilizing small trucks to achieve its delivery of parts to commercial customers. These vehicles are currently being leased as part of a master fleet leasing arrangement. Additional vehicles will need to be added in the future as commercial designated stores are opened and as sales volume increases warrant.

        The Company believes the commercial delivery business is important to its long-term success, as it will further allow for the leveraging of fixed and certain variable store expenses. Although the commercial delivery program has thus far incurred operating losses, the Company expects the program to provide positive operating contributions by fiscal 2001. Because this is a relatively new aspect of the auto parts supply business for the Company, there are risks associated with the Company's entry into this new aspect of the business and there can be no assurance if and/or when the commercial delivery service business will be profitable or whether the Company will experience any financial or other challenges in managing and controlling the credit risk.

STORE OPERATIONS

STORE DESIGN AND VISUAL MERCHANDISING

        The Company seeks to design and build stores with a high visual impact. The Company's stores are generally freestanding buildings situated in highly visible locations and are designed to provide easy access and ample parking. The Company utilizes colorful exterior signage which displays the "Discount Auto Parts" name and advertise current product specials. Stores are attractive and brightly-lit. They have signage and special displays to aid customers in locating merchandise and promoting products. The majority of the selling space contains shelves for automotive replacement parts, maintenance items, and accessories, with selected merchandise featured at the ends of the aisles, at the cash register areas, and in other high traffic and visible areas. All stores have a hard parts counter staffed by knowledgeable, customer-service oriented team members. All of the stores have computerized parts catalogs located at the hard parts counter that provide parts information based on the make, model, and year of an automobile.

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

STORE TEAM MEMBERS

        A typical mini-depot format store employs 8 to 10 team members and a typical depot format store employs 15 to 20 team members. Each store employs a manager, one or two assistant managers, a team leader and additional full and part-time team members. A store manager's incentive compensation is based upon the performance of his or her store vis-a-vis the average Company store. Store managers are reviewed quarterly on sales levels, gross margins and operating margin. This review and compensation program attempts to align the goals of the Company's store managers with those of senior management (i.e., primarily increased same store sales, stable gross margins and selling, general and administrative expense control). The Company supervises store operations primarily through its Vice President of Operations and 29 Division Managers, each of whom supervises between 10 and 25 stores. The Vice President of Operations in turn reports to William C. Perkins, the Company's President and Chief Operating Officer.

        Purchasing, merchandising, advertising, accounting, cash management and other store support functions are provided by the Company's corporate headquarters. The Company believes that relieving store managers of primary responsibility for these functions allows them more time to focus on customer service and the execution of the Company's in-store merchandising and marketing strategies.

DIMENSIONS OF EXCELLENCE REVIEWS

        The Company prides itself on continuous store improvement and an overall high level of customer service. In an effort to achieve these standards, the Company conducts "dimensions of excellence" reviews of each of its stores twice each year in order to evaluate the stores' operations. Each dimensions of excellence review encompasses a comprehensive itinerary of store characteristics and performance criteria. The dimensions of excellence teams are made up of store managers from other districts selected based on their success as managers and their depth of experience, and members of senior management from the Company's headquarters.

        The Company also has a program whereby each week members of the senior management team visit several of the Company's stores to monitor operations. In addition, every store is generally visited weekly by a division manager. All of these review programs help insure the Company's stores are being maintained in accordance with the Company's standards of excellence.

PURCHASING AND DISTRIBUTION

        Merchandise is selected and purchased for all stores at the Company's headquarters. Approximately 98% of the Company's merchandise is shipped by vendors to the Company's distribution center located in Lakeland, Florida. Deliveries are usually made to individual stores on a weekly basis by the Company's fleet of trucks and trailers. In fiscal 1999, the Company purchased products from over 400 suppliers. During fiscal 1999, the Company's ten largest suppliers accounted for approximately 34% of the Company's purchases but no single supplier accounted for more than 6% of total purchases. During fiscal 1997 and 1998 the Company's ten largest suppliers accounted for approximately 28% and 31%, respectively, of the Company's total inventory purchases. The Company believes its relationships with its suppliers are excellent. The Company also believes alternative sources of supply exist (and in some cases such relationships are maintained on a smaller scale), at similar cost and on similar terms, for substantially all types of products sold.

        In order to offer the lowest prices to its customers, the Company continually seeks to reduce purchase and distribution costs of its merchandise. The Company achieves cost reductions working with vendors to secure product savings and other benefits, making volume purchases, and achieving efficiencies in its distribution system and higher productivity at the store level. Over the last two years, the Company has created cost efficiencies through the roll out of its point-of-sale system and the implementation of its Wizard software system in the distribution center.

ADVERTISING AND PROMOTION

        The Company uses various methods to promote its products, including newspaper, direct mail, radio, television, in-store banners, displays and promotions. The Company also uses sales incentives and price based promotions to advertise its products. In addition, the Company believes that DIY customers are also strongly influenced by "word-of-mouth" recommendations from satisfied customers. The Company also works closely with its suppliers in order to promote its products. The Company views its suppliers as an important element of the advertising and operating process. The suppliers, in turn, provide certain benefits to the Company, such as volume discounts, rebates, credits, return allowances, cooperative advertising and signage assistance programs. The suppliers also provide product knowledge and training and education that assist the Company's team members in providing excellent customer service.

COMPETITION

        Both the retail and commercial delivery automotive parts aftermarket are highly competitive. Automotive products similar or identical to those available at the Company's stores are generally available from a variety of different competitors in the communities served by Discount Auto Parts stores. The number of competitors and the level of competition faced by Discount Auto Parts stores vary by market area. The principal competitive factors which affect the Company's business are store location, customer service, product selection, product quality, timeliness of commercial deliveries and price. In the state of Florida, the Company operates the largest specialty retail chain offering automotive replacement parts, maintenance items and accessories to the DIY consumer. The Company competes in its various markets with a number of local, regional and national automotive retail chains including Auto Zone, Pep Boys, One Stop, and Advance Auto. To a lesser extent, the Company's stores also compete with automotive wholesalers or jobbers such as NAPA,

Big A and Steego and, in certain product categories such as batteries, oil, filters and accessories, mass merchandisers such as Wal-Mart, Target and Kmart. In the commercial delivery program, the Company competes with many of those same companies.

        Although the Company believes that it competes effectively in its various markets, certain of its competitors, or their parent organizations, are larger in terms of sales volume, have access to greater capital and management resources, or have been operating longer in particular market areas.

TEAM MEMBERS

        As of June 1, 1999, the Company employed 5,586 team members (4,420 were full-time team members). Approximately 86% of the Company's team members are employed in stores or in direct field supervision, while 14% work in the distribution center and/or in corporate and support functions. The Company has no collective bargaining agreements covering any of its team members, and has never experienced any material labor disruption.

TRADEMARKS

        The Company believes that its name, distinctive lettering and eye-catching stores are important to its operating strategy. In addition, as the Company continues to expand its commercial delivery business, the Company is establishing value in its Pro2Call service mark, which is the name under which the commercial delivery business operates. Although the Company develops and owns other trademarks, service marks and copyrights, the Company does not believe that its business is otherwise substantially dependent on any particular trademark, service mark, copyright or patent. Furthermore, the Company is not aware of any infringing uses or any assertion of infringing uses in any of its current market areas with respect to these intellectual property rights, that, in the opinion of the Company, could materially affect the Company's uses of its marks and trade dress described above.

ITEM 2.  PROPERTIES

DISTRIBUTION CENTER AND HEADQUARTERS

        The Company's distribution center, which also houses its headquarters and administrative offices, is located in Lakeland, Florida on property owned by the Company. The total facilities (including parking areas) currently occupy the majority of a 31.5 acre tract. The facilities front Interstate 4, the east-west expressway that cuts across central Florida. Over 80% of the Company's stores are currently within six hours of the Company's distribution center.

        The Company's distribution center was recently expanded to double its size. As a result of such recent expansion, there is essentially no additional useable area on its headquarters site for further expansion of the facility. However, the expanded distribution center comprises approximately 600,000 square feet and is capable of serving approximately 700 stores. Additional office space, support facilites, and expansion of the merchandising design center were also completed during fiscal 1999. The expanded distribution center will also provide service to the Company's Parts Express warehouses, and will be utilized to support the commercial delivery program.

DISCOUNT AUTO PARTS STORES

         The Company owns the majority of its store locations in order to maximize real estate flexibility and control operating costs. As of June 1, 1999, the Company owned 481 or 86% of its locations. The average cost of a new mini-depot format store is approximately $700,000, including $600,000 for the land, building, and soft costs and $100,000 for furniture, fixtures and equipment.

        Certain of the stores in which the Company has an ownership interest are affected by credit facilities or mortgages on which the total unpaid principal balance as of June 1, 1999 was approximately $7.2 million. These borrowings, which are to be repaid in aggregate annual installments of $2.4 million, accrue interest at rates ranging between 9.8% and 10.11% per annum.

        Most of the Company's store leases provide for the payment of a fixed rent, plus increases to cover ad valorem taxes, insurance and maintenance costs. The leases are generally for a term of five years, with the Company having the right to renew for one or more additional five-year terms.

ITEM 3. LEGAL PROCEEDINGS

        The Company is currently involved in litigation with its insurance carrier pursuant to which the Company is seeking recovery under its insurance policy of certain amounts incurred in connection with the Airgas, Inc. litigation and the settlement thereof. The ultimate outcome of such litigation or an estimate of the amount of potential insurance recoveries, if any, cannot be determined at this time. No benefit for any recovery which may result has been reflected in the Company's fiscal 1999 financial statements.

        In addition to the Airgas litigation, certain federal investigations into the subject matter of that litigation may be ongoing. In particular, grand jury proceedings in Savannah, Georgia in which the Company has been called upon to respond to subpoenas may be continuing and the Company is aware that the SEC commenced its own informal investigation. In connection with these proceedings, to the extent they may be continuing, the Company intends to continue its cooperation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is listed on the New York Stock Exchange. Information included under the caption "Common Stock Price Range" and "Number of Stockholders" on page 32 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

        Since the initial public offering, the Company has not paid any cash dividends. The Company does not intend to pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's existing credit facilities contain restrictions on the payment of cash dividends on the Common Stock. At June 1, 1999, approximately $47.4 million of the Company's retained earnings were available for dividend distribution.

ITEM 6. SELECTED FINANCIAL DATA

         Information under the caption "Selected Financial Data" on page 7 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through pages 15 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates, primarily from its long-term revolving credit agreement. The Company also has long term debt that bears a fixed rate. There is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long term debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements of Discount Auto Parts, Inc. together with the report thereon of Ernst & Young LLP, appearing on pages 16 through 29 and page 31 of the Company's 1999 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information contained under the captions "Election of Directors" and "Executive Officers" on pages 2 through pages 3 and pages 12 through pages 13 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information contained under the caption "Executive Compensation" on pages 13 through 14 of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the caption "Security Ownership" on pages 16 through 18 of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 14 through 15 of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) The following financial statements of Discount Auto Parts, Inc. and the report thereon of Ernst & Young LLP dated July 2, 1999, except as to Note 4 as to which the date is July 29, 1999, which are included in the Company's 1999 Annual Report to Stockholders for the year ended June 1, 1999, pages 16 through 29, and page 31, are incorporated herein by reference.

                  Consolidated Statements of Income for the years ended June 1, 1999, June 2, 1998, and June 3, 1997.

                  Consolidated Balance Sheets as of June 1, 1999 and June 2,
                  1998.

                  Consolidated Statements of Stockholders' Equity for the years ended June 1, 1999, June 2, 1998, and June 3, 1997.

                  Consolidated Statements of Cash Flows for the years ended June 1, 1999, June 2, 1998, and June 3, 1997

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

      2.1    *    Agreement and Plan of Recapitalization dated August 20, 1992
                  (Filed as Exhibit 10.21 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

      3.1    *    Amended and Restated Articles of Incorporation (Filed as
                  Exhibit 3.2 to the Company's Form 10-Q for the quarter ended
                  September 1, 1992, as filed with the SEC on October 15, 1992).

      3.2    *    Amended and Restated Bylaws (Filed as Exhibit 3.4 to the
                  Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

      4.1    *    Amended and Restated Articles of Incorporation (Filed as
                  Exhibit 3.2 to the Company's Form 10-Q for the quarter ended
                  September 1, 1992, as filed with the SEC on October 15, 1992).

      4.2    *    Amended and Restated Bylaws (Filed as Exhibit 3.4 to the
                  Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

      4.3    *    Note Agreement dated as of December 15, 1987 between Discount
                  Auto Parts, Inc. and Massachusetts Mutual Life Insurance
                  Company together with amendment dated as of October 30, 1989
                  (Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-49400) as filed with the SEC on July 8,
                  1992).

      4.4    *    Second Amendment Agreement to Note Agreement effective as of
                  August 26, 1992 between Discount Auto Parts, Inc. and
                  Massachusetts Mutual Life Insurance Company. (Filed as Exhibit
                  4.4 to the Company's Form 10-K for the year ended May 30, 1995, as filed with the SEC on August 16, 1996).

      4.5    *    Note Agreement dated as of October 30, 1989 between Discount
                  Auto Parts, Inc. and Massachusetts Mutual Life Insurance
                  Company (Filed as Exhibit 10.2 to the Company's Registration
                  Statement on Form S-1 (No. 33-49400) as filed with the SEC on July 8, 1992).

      4.6    *    Amendment Agreement to Note Agreement effective as of August
                  26, 1992 between Discount Auto Parts, Inc. and Massachusetts
                  Mutual Life Insurance Company. (Filed as Exhibit 4.4 to the
                  Company's Form 10-K for the year ended May 30, 1995, as filed with the SEC on August 16, 1996).

      4.7    *    Note Purchase Agreement dated as of July 15, 1997 between
                  Discount Auto Parts, Inc. and the Identified Purchasers (Filed as Exhibit 4.7 to the Company's Form 10-K for the year ended
                  June 3, 1997, as filed with the SEC on September 2, 1997).

     10.1    *    Revolving Credit Agreement dated as of July 16, 1997 by and among Discount Auto Parts, Inc. and SunTrust Bank, Central
                  Florida, National Association, individually and as Agent,
                  Amsouth Bank, Barnett Bank, N.A., First Union National Bank and The Fuji Bank and Trust Company (Filed as Exhibit 10.4 to the Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2, 1997).

     10.2    *    Revolving Loan Agreement of Discount Auto Parts, Inc. and
                  SunTrust Bank, Central Florida, National Association dated as of January 29, 1999. (Filed as Exhibit 10.15 to the Company's
                  Form 10-Q for the quarter ended March 2, 1999, as filed with the SEC on April 15, 1999).

     10.3 Revolving Credit Agreement dated as of July 29, 1999 by and among Discount Auto Parts, Inc. and SunTrust Bank, Central Florida, National Association, individually and as Administrative Agent, SunTrust Equitable Securities Corporation, as Arranger and Book Manager, Bank of America, N.A., individually and as Syndication Agent, the First National Bank of Chicago, individually and as Documentation Agent, SouthTrust Bank, National Association, Amsouth Bank, First Union National Bank, Banque Nationale de Paris, Regions Bank, and Hibernia National Bank.

     10.4    *    Amendment and Restatement of the Discount Auto Parts Team
                  Members' Profit Sharing Plan and Trust dated May 31, 1994
                  (Filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended May 31, 1994, as filed with the SEC on August 29, 1994).

     10.5    *    Discount Auto Parts, Inc. Supplemental Executive Profit
                  Sharing Plan (Filed as Exhibit 10.5 to the Company's Form 10-K for the year ended May 30, 1995, as filed with the SEC on August 26, 1995).

     10.6    *    Incentive compensation plan's for Peter J. Fontaine and
                  William C. Perkins. (Filed as Exhibit 10.7 to the Company's
                  Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2, 1997).

     10.7    *    Discount Auto Parts, Inc. 1992 Stock Option Plan (Filed as
                  Exhibit 10.16 to the Company's Form 10-Q for the quarter ended
                  September 1, 1992, as filed with the SEC on October 15, 1992).

     10.8    *    Discount Auto Parts, Inc. Amended and Restated 1992 Team
                  Member Stock Purchase Plan. (Filed as Exhibit 10.9 to the
                  Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2, 1997).

     10.9    *    Discount Auto Parts, Inc. Non-Employee Directors' Stock Option
                  Plan (Filed as Exhibit 4.1 to the Company's Registration
                  Statement on Form S-8 (No. 33-84058) as filed with the SEC on September 16, 1994).

    10.10    *    Discount Auto Parts, Inc. Amended and Restated 1995 Stock
                  Option Plan. (Filed as Exhibit 10.12 to the Company's Form
                  10-K for the year ended June 3, 1997, as filed with the SEC on September 2, 1997).

    10.11 1999 Amendment to the Discount Auto Parts, Inc. Amended and Restated 1995 Stock Option Plan.

    10.12    *    Indemnification Agreements for Peter J. Fontaine, Warren
                  Shatzer, William C. Perkins, E.E. Wardlow and A Gordon
                  Tunstall (Filed as Exhibit 10.18 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

    10.13    *    Indemnification Agreement for C. Michael Moore. (Filed as
                  Exhibit 10.14 to the Company's Form 10-K for the year ended
                  June 3, 1997, as filed with the SEC on September 2, 1997).

    10.14    *    Indemnification Agreement for David P. Walling. (Filed as
                  Exhibit 10.15 to the Company's Form 10-K for the year ended
                  June 3, 1997, as filed with the SEC on September 2, 1997).

    10.15    *    Master Joint Business Agreement of Q Lube, Inc. and Discount
                  Auto Parts, Inc. dated as of January 1, 1997 (Filed as Exhibit
                  10.16 to the Company's Form 10-Q for the quarter ended March
                  4, 1997, as filed with the SEC on April 17, 1997).

    10.16    *    General Partnership Agreement of DAP/LUBECO Partnership.
                  (Filed as Exhibit 10.17 to the Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2,
                  1997).

    10.17    *    Joint Business Termination Agreement between Q Lube, Inc. and
                  Discount Auto Parts, Inc. dated as of February 1, 1999. (Filed as Exhibit 10.16 to the company's Form 10-Q for the quarter ended March 2, 1999, as filed with the SEC on April 15, 1999).

    10.18    *    First Amendment and Restatement of the Discount Auto Parts,
                  Inc. Supplemental Executive Profit Sharing Plan. (Filed as
                  Exhibit 10.14 to the Company's Form 10-K for the year ended
                  June 2, 1998, as filed with the SEC on August 28, 1998).

       13         Annual Report to Stockholders for the year ended June 1, 1999.

       18 Preferability letter from Ernst & Young LLP regarding change in accounting principle.

       23         Consent of Ernst & Young LLP.

       27         Financial Data Schedule.

         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DISCOUNT AUTO PARTS, INC.



/s/ Peter J. Fontaine                                                                August  27, 1999
----------------------------------------------------------------------               --------------------------------
PETER J. FONTAINE, Chief Executive Officer,                                          Date
Director, (principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Peter J. Fontaine                                                                August 27, 1999
----------------------------------------------------------------------               --------------------------------
PETER J. FONTAINE, Chief Executive Officer,                                          Date
Director, (principal executive officer)


/s/ C. Michael Moore                                                                 August 27, 1999
----------------------------------------------------------------------               --------------------------------
C. MICHAEL MOORE, Chief Financial Officer, Secretary                                 Date
(principal financial and accounting officer)


/s/ William C. Perkins                                                               August 27, 1999
----------------------------------------------------------------------               --------------------------------
WILLIAM C. PERKINS, President, Chief Operating                                       Date
Officer, Director


/s/ Warren Shatzer                                                                   August 27, 1999
----------------------------------------------------------------------               --------------------------------
WARREN SHATZER, Director                                                             Date


/s/ E.E. Wardlow                                                                     August 27, 1999
----------------------------------------------------------------------               --------------------------------
E.E. WARDLOW, Director                                                               Date


/s/ A Gordon Tunstall                                                                August 27, 1999
----------------------------------------------------------------------               --------------------------------
A GORDON TUNSTALL, Director                                                          Date


/s/ David P. Walling                                                                 August 27, 1999
----------------------------------------------------------------------               --------------------------------
DAVID P. WALLING, Director                                                           Date