Form 10-Q
period 1999-08-31
DISCOUNT AUTO PARTS INC
filed 1999-10-15
CIK 889409

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1999

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

                           (863) 687-9226
--------------------------------------------------------------------------------
           Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock $.01 Par Value - 16,690,714 shares as of August 31, 1999

                            Discount Auto Parts, Inc.

                                      Index



PART I.  FINANCIAL INFORMATION                                              Page


Item 1.  Financial Statements (Unaudited)

         Condensed  Consolidated  Balance  Sheets - August 31,  1999
         and June 1, 1999 .................................................... 3

         Condensed Consolidated Statements of Income - for the thirteen weeks ended August 31, 1999 and September 1, 1998 .... .................... 4

         Condensed Consolidated Statements of Cash Flows - for the thirteen weeks ended August 31, 1999 and September 1, 1998 ................... 5

         Notes to Condensed Consolidated Financial Statements................. 6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................. 8

Item 3. Quantitative and Qualitative Disclosures about Market Risk........... 12


PART II. OTHER INFORMATION


Item 1. Legal Proceedings.................................................... 12

Item 6. Exhibits and Reports on Form 8-K..................................... 12

SIGNATURES................................................................... 13

PART I - FINANCIAL INFORMATION

Discount Auto Parts, Inc.
Condensed Consolidated Balance Sheets (Unaudited)


                                                                               August 31                 June 1
                                                                                  1999                    1999
                                                                           -------------------      ------------------

                                  ASSETS                                                 (In thousands)
Current  assets:
     Cash                                                                $              6,776     $             8,795
     Inventories                                                                      221,084                 209,028
     Prepaid expenses and other current assets                                         21,728                  22,773
                                                                           -------------------      ------------------
             Total current assets                                                     249,588                 240,596

Property and equipment                                                                475,732                 457,994
     Less allowances for depreciation and amortization                               (88,727)                (83,417)
                                                                           -------------------      ------------------
                                                                                      387,005                 374,577

Other assets                                                                            5,761                   5,141
                                                                           -------------------      ------------------
Total assets                                                             $            642,354     $           620,314
                                                                           ===================      ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                              $             72,568     $            87,867
     Other current liabilities                                                         21,878                  21,390
     Current maturities of long-term debt                                               2,400                   2,400
                                                                           -------------------      ------------------
            Total current liabilities                                                  96,846                 111,657

Deferred income taxes                                                                   7,091                   7,091
Long-term debt                                                                        254,305                 224,800

Stockholders' equity:
     Preferred stock
                                                                           -                        -
     Common stock                                                                         167                     167
     Additional paid-in capital                                                       142,230                 142,230
     Retained earnings                                                                141,715                 134,369
                                                                           -------------------      ------------------
     Total stockholders' equity                                                       284,112                 276,766
                                                                           -------------------      ------------------
Total liabilities and stockholders' equity                               $            642,354     $           620,314
                                                                           ===================      ==================

See accompanying notes


Discount Auto Parts, Inc.
Condensed Consolidated Statements of Income (Unaudited)
                                                                                          Thirteen               Thirteen
                                                                                         Weeks Ended            Weeks Ended
                                                                                        --------------       ------------------

                                                                                          August 31             September 1
                                                                                            1999                   1998
                                                                                        --------------       ------------------
                                                                                           (In thousands, except per share
                                                                                                       amounts)

Net sales                                                                             $       143,625      $           123,039
Cost of sales, including distribution costs                                                    85,198                   73,695
                                                                                        --------------       ------------------
     Gross profit                                                                              58,427                   49,344

Selling, general and administrative expenses                                                   43,694                   35,069
                                                                                        --------------       ------------------
       Income from operations                                                                  14,733                   14,275
Other income, net                                                                                 638                       24
Interest expense                                                                              (3,651)                  (2,662)
                                                                                        --------------       ------------------
Income before income taxes and cumulative effect of change
         in accounting principle                                                               11,720                   11,637
Income taxes                                                                                    4,374                    4,492
                                                                                        --------------       ------------------
Income before cumulative effect of change in accounting principle                               7,346                    7,145
Cumulative effect of change in accounting principle, net of
        income tax benefit                                                                          -                  (8,245)
                                                                                        --------------       ------------------
                                                                                        ==============       ==================
Net income (loss)                                                                     $         7,346      $           (1,100)
                                                                                        ==============       ==================

Net income (loss) per basic share from:
        Income before cumulative effect of change in accounting principle             $                    $
                                                                                                 0.44                     0.43
        Cumulative effect of change in accounting principle                                         -
                                                                                                                        (0.50)
                                                                                        --------------       ------------------
                                                                                        ==============
        Net income (loss)                                                             $                    $
                                                                                                 0.44                   (0.07)
                                                                                        ==============       ==================
Net income (loss) per diluted share from:
        Income before cumulative effect of change in accounting principle             $                    $
                                                                                                 0.44                     0.42
        Cumulative effect of change in accounting principle                                         -
                                                                                                                        (0.49)
                                                                                        --------------       ------------------
        Net income (loss)                                                             $                    $
                                                                                                 0.44                   (0.07)
                                                                                        ==============       ==================

Average common shares outstanding
                                                                                               16,690                   16,634
Dilutive effect of stock options                                                                  117
                                                                                                                           194
                                                                                        --------------       ------------------
Average common shares outstanding - assuming dilution
                                                                                               16,807                   16,828
                                                                                        ==============       ==================
See accompanying notes.

Discount Auto Parts, Inc.
Condensed Consolidated Statements Of Cash Flows (Unaudited)

                                                                                 Thirteen                  Thirteen
                                                                                Weeks Ended            Weeks Ended
                                                                            --------------------------------------------

                                                                                 August 31               September 1
                                                                                   1999                      1998
                                                                            --------------------       -----------------
Operating  activities
Net income (loss)                                                         $               7,346      $          (1,100)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
       Cumulative effect of change in accounting principle                                    -                   8,245
       Depreciation  and  amortization                                                    5,411                   4,312
      (Gain) on disposals of property and equipment                                       (664)                       -
       Changes in operating assets and liabilities:
          Increase in inventories                                                      (12,056)                 (5,714)
          Decrease (increase) in prepaid expenses and
               other current assets                                                       1,045                 (4,424)
          Increase in other assets                                                        (755)                     (1)
          Decrease in trade accounts payable                                           (15,299)                 (8,576)
          Increase in other current liabilities                                             488                   2,301
                                                                            --------------------       -----------------
Net cash used in operating activities                                                  (14,484)                 (4,957)

Investing  activities
Proceeds from sales of property and equipment                                             1,149                   1,157
Purchases of property and equipment                                                    (18,189)                (22,356)
                                                                            --------------------       -----------------
Net cash used in investing activities                                                  (17,040)                (21,199)

Financing  activities
Proceeds from short-term borrowings and long-term debt                                   38,492                  35,503
Payments of short-term borrowings and long-term debt                                    (8,987)                 (9,719)
Proceeds from other issuances of common stock                                                 -                     138
                                                                            --------------------       -----------------
Net cash provided by financing activities                                                29,505                  25,922

Net  decrease in cash                                                                   (2,019)                   (234)
Cash at beginning of period                                                               8,795                   5,064
                                                                            --------------------       -----------------
Cash at end of period                                                     $               6,776      $            4,830
                                                                            ====================       =================


See accompanying notes.

Discount Auto Parts, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 August 31, 1999

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Discount Auto Parts, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 1, 1999.

Operating results for the thirteen week period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Long-Term Debt

Long-term debt consists of the following (in thousands):
                                                  August 31              June 1
                                                       1999                1999
Revolving credit agreements                  $      199,505       $     170,000
Senior term notes                                    50,000              50,000
Senior secured notes                                  7,200               7,200
                                            ------------------------------------
                                                    256,705             227,200
Less current maturities                              (2,400)             (2,400)
                                            ------------------------------------
                                             $      254,305       $     224,800
                                            ====================================

Effective July 16, 1997, the Company entered into a three year $175 million unsecured revolving credit agreement (the "Revolver") due in fiscal year 2001. The rate of interest payable under the Revolver was a function of LIBOR or the prime rate of the lead agent bank, at the option of the Company. During the term of the Revolver, the Company was obligated to pay a fee of .125% per annum for the unused portion of the Revolver.

Effective January 29, 1999, the Company entered into a separate $20 million unsecured revolving credit agreement with a financial institution. The facility was scheduled to mature September 1, 1999. The rate of interest payable under the facility is a function of LIBOR.

Effective July 29, 1999, the Company entered into a new five year $265 million unsecured revolving credit agreement (the "New Revolver"). The New Revolver replaces both of the aforementioned revolving credit facilities. The rate of interest payable under the New Revolver is a function of LIBOR or the prime rate of the lead agent bank, at the option of the Company. During the term of the New Revolver, the Company is also obligated to pay a fee, which fluctuates based on the Company's debt-to-capitalization ratio, for the unused portion of the New Revolver.

Effective August 8, 1997, the Company issued $50 million senior term notes facility (the "Notes"). The Notes provide for interest at a fixed rate of 7.46%, payable semi-annually, with semi-annual principal payments of $7.1 million, beginning on July 15, 2004.

At August 31, 1999 and June 1, 1999, the Company's weighted average interest rate on its borrowing under its revolving lines of credit was 6.2% and 5.3%, respectively.

As of August 31, 1999, the Company had approximately $65.5 million of available borrowings under the New Revolver.

The Company has issued two senior secured notes, each for an original principal amount of $12 million, to an insurance company. The notes are collateralized by a first mortgage on certain store properties, equipment and fixtures. The agreements provide for interest at fixed rates of 10.11% and 9.8%, payable quarterly, with annual principal payments of $1.2 million on each December 15 and May 31.

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance as of August 31, 1999.

3. Business Acquisition

Effective September 28, 1998, the Company acquired, pursuant to a definitive purchase agreement dated September 21, 1998, all the Rose Auto Parts stores through an asset purchase from Eastern Automotive Warehouse, Inc., a wholly-owned subsidiary of National Auto Parts Warehouse, Inc. The total purchase price was approximately $8.2 million. The acquisition included 39 leased retail store locations, primarily located in south Florida, and a leased warehouse facility in Miami, Florida. The acquisition involved the purchase of inventory and furniture and equipment at these various locations and the assumption of the respective leases. At August 31, 1999, 26 of the 39 Rose retail locations were in operation. Consistent with its plan, Discount Auto Parts has not continued operations in any of the remaining 13 stores.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. Operating results of the acquired business have been included in operations since the date of the acquisition. Goodwill of $2.7 million, resulting from the acquisition, is being amortized over twenty years.

The pro forma impact of the acquired business on results of operation is not material.

4. Accounting Change

During the fourth quarter of fiscal year 1999, the Company changed its method of accounting for store inventories from the first-in, first-out retail inventory method to the weighted average cost method. The new method for computing inventories is preferable because it more accurately measures the cost of the Company's merchandise and produces a better matching of revenues and expenses.

The first quarter of fiscal 1999 has been restated to give effect to the change in the Company's method of accounting for inventories. The effect of the change as of the beginning of the first quarter of fiscal 1999 (i.e. June 3, 1998) has been presented as a cumulative effect of a change in accounting method, net of a $5,190,000 income tax benefit, of $8,245,000, and has been recorded as of such date. In addition, the effect of this change on operations for the first quarter of fiscal year 1999 was to decrease income before cumulative effect of change in accounting principle by $203,000 ($.01 per diluted share).







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks Ended August 31, 1999 Compared to Thirteen Weeks Ended September 1, 1998

Total sales for the first quarter of fiscal 2000 were $143.6 million as compared to $123.0 million a year earlier. Comparable store sales (which include sales under the Company's commercial delivery program) increased 1% for the first quarter of fiscal 2000. The balance of the increase in total sales for the fiscal 2000 first quarter was attributable to net sales from new stores opened since the beginning of fiscal 1999.

At August 31, 1999, the Company had 580 stores in operation, compared with 558 stores at June 1, 1999 and 472 stores at September 1, 1998.

Gross profit for the first quarter of fiscal 2000 increased to $58.4 million, or 40.7% of net sales, as compared to $49.3 million, or 40.1% of net sales, for the comparable period of fiscal 1999. The increase is primarily the result of overall lower product cost.

Selling, general and administrative (SG&A) expenses increased as a percentage of sales from 28.5% in the first quarter of fiscal 1999 to 30.4% in the first quarter of fiscal 2000. The increase is primarily due to the expenses incurred related to the implementation and expansion of the Company's commercial delivery program and somewhat lower do-it-yourself ("DIY") comparable store sales for the first quarter of fiscal 2000 as compared to the 1999 quarter, thus impacting the ability of the Company to leverage these expenses.

Income from operations for the first quarter of fiscal 2000 was $14.7 million as compared to $14.3 million in the first quarter of fiscal 1999. Operating margins for the first quarter of fiscal 2000 were 10.3% as compared to 11.6% for the first quarter of fiscal 1999. Operating income and the resulting margins for both the first quarter of fiscal 2000 and the first quarter of fiscal 1999 were negatively impacted by the implementation and expansion of the Company's commercial delivery program. Excluding the impact of the commercial delivery program, operating margins were approximately 11.6% for the first quarter of fiscal 2000 versus approximately 12.2% for the first quarter of fiscal 1999.

Interest expense for the first quarter of fiscal 2000 was $3.7 million as compared to $2.7 million for the first quarter of fiscal 1999. The increase was the result of (1) increased borrowings associated with new store growth and (2) higher interest rates.

Income before the cumulative effect of a change in accounting method for the first quarter of fiscal 2000 was $7.3 million or $.44 per diluted share as compared to $7.1 million or $.42 per diluted share reported for the first quarter of fiscal 1999.

During the fourth quarter of fiscal 1999, the Company implemented a change in its method of accounting for store inventories from the first-in, first-out method calculated using a form of the retail inventory method to the weighted cost method. The Company believes the new method for computing inventory is preferable because it provides for better matching of revenues and expenses. The Company made this change in connection with new store-level perpetual inventory systems installed throughout fiscal 1999. Accordingly, it is believed that the new inventory valuation method will better correspond with the Company's current operating practices for store inventory management. As a result of this change in accounting method, the Company reported a non-cash, fiscal 1999 after tax charge of $8.2 million, or $.49 per diluted share which is reflected as of the beginning of the first quarter of fiscal 1999 and which represents the beginning of the 1999 fiscal year impact of the change in accounting method.

The Company's effective tax rate for the first quarter of fiscal 2000 was 37.3% as compared to 38.6% for the first quarter fiscal 1999. The lower tax rate primarily is reflective of estimated reductions anticipated as a result of state tax planning and restructuring initiatives, which are in the process of being implemented.

The Company reported net income was $7.3 million or $.44 per diluted share for the first quarter of fiscal 2000 as compared to, for the reasons described above, a net loss of $1.1 million, or $.07 loss per diluted share for the first quarter of fiscal 1999.

Liquidity and Capital Resources

For the thirteen weeks ended August 31, 1999, net cash of $14.5 million was utilized by the Company's operations versus $5.0 million utilized by the Company's operations for the comparable thirteen week period of fiscal 1999. During the thirteen weeks ended August 31, 1999, this net use of cash was due primarily to a reduction in trade accounts payable (which was largely a result of fiscal 1999 year-end extended vendor terms coming due), and an increase in inventories resulting primarily from new store growth and additional inventory added to commercial designated stores. These uses of cash were offset in part by current period earnings and depreciation.

Capital expenditures for the thirteen weeks ended August 31, 1999 were $18.2 million. The majority of the capital expenditures related to the 22 stores opened during that period. For all of fiscal 2000, the Company expects to open approximately 80 to 90 new stores.

The Company is currently in the process of planning and developing a second distribution center. The new distribution center is expected to be opened and operational in the fall of calendar year 2000. Capital expenditures associated with the second distribution center are still being finalized, but are expected to be approximately $15 million to $20 million.

The Company also continued the roll-out of a commercial delivery service, which began in the third quarter of fiscal 1998. The Company's commercial delivery service consists of a program whereby commercial customers (such as auto service centers, commercial mechanics, garages and the like) establish commercial accounts with the Company and order automotive parts from the Company and such parts will be delivered from, or can be picked up from, nearby Discount Auto Parts stores. The commercial delivery program is expected to require the Company to extend trade credit to certain of the commercial account customers as part of the ordinary course of business. The extension of such trade credit will increase the capital requirements associated with the roll-out of the program and will expose the Company to credit risk from uncollectible accounts. The Company has established systems to manage and control such credit risk. The amount of capital that is needed to cover extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops. Because this is a relatively new aspect of the auto parts supply business for the Company, there are risks associated with the Company's entry into this new aspect of the business and there can be no assurance as to if or when the commercial delivery service business will be profitable or as to whether the Company will experience any financial or other challenges in managing and controlling the credit risk.

The Company anticipates that total capital expenditures for all of fiscal 2000 including the costs associated with the addition of 80 to 90 new stores, initial construction of the second distribution center and the working capital costs associated with the continued expansion of the commercial delivery service, will be in the range of $70 million to $75 million.

As of August 31, 1999, the Company had $65.5 million of additional availability under its existing financing agreements.

The Company has historically been able to finance most of its new store growth through unsecured lines of credit and medium and longer term mortgage financing provided by banks and other institutional lenders, and through cash flow from operations. Consistent with its historical practice, the Company expects to finance much of its short and long-term liquidity needs for new store growth, as to land and buildings, primarily through these lines of credit and mortgage financing (renewals and replacements thereof), and as to equipment and fixtures, primarily through cash flow from operations. In addition, the Company is exploring options to utilize sale/leaseback arrangements and synthetic leases to secure additional liquidity and to address new store growth.

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

The Company believes that the expected cash flows from operations, available bank borrowings and trade credit, will be sufficient to fund the capital and liquidity needs of the Company through fiscal 2001. The Company expects that by the end of fiscal 2001 additional funding sources, such as sale/leaseback arrangements, will be necessary to supplement the new revolving credit facility.


Inflation and Seasonality

The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volumes or purchases, and selective forward buying.

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

The Company employs a number of information technology systems in its operations, including, without limitation, computer networking systems, financial systems and other similar systems, some of which are internally developed and others are licensed from outside vendors. A number of these systems have been recently implemented by the Company and thus most of these recently implemented systems are believed to be Year 2000 compliant. Management developed and has been pursing a plan to modify the Company's other information technology systems. As of the end of September 1999, this plan was substantially complete.

Throughout its operations, the Company also employs electronic equipment such as building security, product handling and other devices containing embedded electronic circuits. The Company has identified and prioritized the embedded technology devices which may be deemed to be mission critical or that tend to have a more significant impact on normal operations. A team of internal staff and management that was identified to manage the Company's Year 2000 initiative developed and implemented a separate plan to upgrade these higher priority embedded technology devices. The implementation of this separate plan was substantially complete as of the end of September 1999.

When fully addressed, the Company anticipates having spent less than $250,000 to address the year 2000 issue. This includes the estimated costs of all equipment upgrades, software modification, the salaries of employees, and the fees of consultants addressing the issue. The majority of these funds were spent January through June 1999. The funds to pay for addressing the Year 2000 issue will have come from available funds. The Company believes that the cost of addressing the Year 2000 issue have not and will not have a material effect on the Company's consolidated financial position or results of operations.

The Company has sought to evaluate and manage the potential risk posed by the impact of the Year 2000 issue on its major suppliers and vendors. Formal and informal communications with these major suppliers and vendors were initiated, and substantially completed as of September 1999. However, it has been difficult to determine with any certainty whether such suppliers and vendors will be able to successfully address the Year 2000 issue with respect to their own systems and thus be able to process purchase orders immediately following January 1, 2000.

Should the Company or any third party with whom the Company has a significant business relationship have a systems failure due to the century change, the Company believes that the most significant impact would likely be the inability, with respect to a store or group of stores, to conduct operations due to a power failure, to timely deliver inventory, to receive certain products from vendors, or to electronically process sales to the customer at the store level. The Company does not expect any such event to have a significant effect on its overall operations. However, the Company's initiatives with respect to the Year 2000 issue are subject to a variety of risks and uncertainties, some of which are beyond the Company's control. The failure of the Company or any of its major suppliers or vendors to achieve Year 2000 readiness could have adverse impacts on the Company's business operations not currently anticipated, which in turn could have an adverse effect on the Company's future financial results. Accordingly, the Company has developed contingency plans for such events.

Forward Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward looking statements that are based on the current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and the assumptions made by management. These statements include the words "anticipates", "expects", "expected", "should" and "believes", variations of such words, and similar expressions which are intended to identify such forward looking statements. These forward looking statements are subject to potential risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated.

These potential risks and uncertainties include, but are not limited to, increased competition, extent of the market demand for auto parts, availability of inventory supply, propriety of inventory mix, adequacy and perception of customer service, product quality and defect experience, availability of and ability to take advantage of vendor pricing programs and incentives, sourcing availability, rate of new store openings, cannibalization of store sites, mix and types of merchandise sold, governmental regulation of products, new store development and the like, performance of information systems, effectiveness of deliveries from the distribution center, ability to hire, train and retain qualified team members, availability of quality store sites, ability to successfully implement the commercial delivery service, credit risk associated with the commercial delivery service, environmental risks, availability of expanded and extended credit facilities, year 2000 compliance issues, expenses associated with investigations concerning freon matters, potential for liability with respect to these matters and other risks.





Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates, primarily from its long-term revolving credit agreement. The Company also has long term debt that bears a fixed rate. There is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long-term debt.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


The Company is currently involved in litigation with its insurance carrier pursuant to which the Company is seeking recovery under its insurance policy of certain amounts incurred in connection with the previously reported Airgas, Inc. litigation and the settlement thereof. Recently, the separate motions for summary judgment by the Company and by the insurance carrier were denied and the litigation is proceeding. The ultimate outcome of such litigation or an estimate of the amount of potential insurance recoveries, if any, cannot be determined at this time. No benefit for any recovery, which may result, has been reflected in the Company's fiscal year 2000 financial statements.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27       Financial Data Schedule  (For SEC Use Only)

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the thirteen week period ended August 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DISCOUNT AUTO PARTS, INC.


Date:    October 14, 1999                   By: /s/ Peter J. Fontaine
                                                ---------------------
                                                   Peter J. Fontaine
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Date:   October 14, 1999                    By: /s/ C. Michael Moore
                                                --------------------
                                                   C. Michael Moore
                                                   Chief Financial Officer
                                                    (Principal Financial and
                                                     Accounting Officer)