Form 10-Q
period 1999-11-30
DISCOUNT AUTO PARTS INC
filed 2000-01-14
CIK 889409

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 1999

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

Common Stock $.01 Par Value - 16,693,631 shares as of November 30, 1999

                            Discount Auto Parts, Inc.

                                      Index



PART I.  FINANCIAL INFORMATION                                              Page


Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - November 30, 1999 and June 1, 1999.... 3

Condensed  Consolidated  Statements  of  Income  -  for  the  thirteen  and twenty-six weeks ended November 30, 1999 and December 1, 1998................. 4

Condensed Consolidated Statements of Cash Flows - for the twenty-six weeks ended November 30, 1999 and December 1, 1998 ................................. 5

Notes to Condensed Consolidated Financial Statements...........................6


Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations..................................................................8

Item 3. Quantitative and Qualitative Disclosures about Market Risk............11


PART II. OTHER INFORMATION


Item 1. Legal Proceedings.....................................................12

Item 4. Submission of Matters to a Vote of Security Holders ..................12

Item 6. Exhibits and Reports on Form 8-K..................................... 12

SIGNATURES .................................................................. 13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Discount Auto Parts, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

                                                                              November 30                June 1
                                                                                  1999                    1999
                                                                           -------------------      ------------------
                                  ASSETS                                                 (In thousands)
Current  assets:
     Cash                                                                $              7,275     $             8,795
     Inventories                                                                      225,270                 209,028
     Prepaid expenses and other current assets                                         18,490                  22,773
                                                                           -------------------      ------------------
             Total current assets                                                     251,035                 240,596

Property and equipment                                                                494,588                 457,994
     Less allowances for depreciation and amortization                               (94,273)                (83,417)
                                                                           -------------------      ------------------
                                                                                      400,315                 374,577

Other assets                                                                            5,661                   5,141
                                                                           -------------------      ------------------
Total assets                                                             $            657,011     $           620,314
                                                                           ===================      ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                              $             66,338     $            87,867
     Other current liabilities                                                         18,124                  21,390
     Current maturities of long-term debt                                               2,400                   2,400
                                                                           -------------------      ------------------
            Total current liabilities                                                  86,862                 111,657

Deferred income taxes                                                                   7,581                   7,091
Long-term debt                                                                        272,397                 224,800

Stockholders' equity:
     Preferred stock
                                                                           -                        -
     Common stock                                                                         167                     167
     Additional paid-in capital                                                       142,269                 142,230
     Retained earnings                                                                147,735                 134,369
                                                                           -------------------      ------------------
     Total stockholders' equity                                                       290,171                 276,766
                                                                           -------------------      ------------------
Total liabilities and stockholders' equity                               $            657,011     $           620,314
                                                                           ===================      ==================

See accompanying notes.

Discount Auto Parts, Inc.
Condensed Consolidated Statements of Income (Unaudited)

                                                               Thirteen         Thirteen          Twenty-Six       Twenty-Six
                                                             Weeks Ended       Weeks Ended       Weeks Ended      Weeks Ended
                                                            ---------------  ----------------   ---------------  ---------------
                                                             November 30       December 1        November 30       December 1
                                                                 1999             1998               1999             1998
                                                            ---------------  ----------------   ---------------  ---------------
                                                                        (In Thousands, Except Per Share Amounts)

Net sales                                                 $        142,643 $         120,290  $        286,268 $        243,329
Cost of sales, including distribution costs                         84,096            71,434           169,294          145,129
                                                            ---------------  ----------------   ---------------  ---------------
     Gross profit                                                   58,547            48,856           116,974           98,200

Selling, general and administrative expenses                        45,003            36,776            88,697           71,845
                                                            ---------------  ----------------   ---------------  ---------------
       Income from operations                                       13,544            12,080            28,277           26,355
Other income, net                                                      173               107               811              131
Interest expense                                                   (4,157)           (3,065)           (7,808)          (5,727)
                                                            ---------------  ----------------   ---------------  ---------------
Income before income taxes and cumulative effect of
     change in accounting principle                                  9,560             9,122            21,280           20,759
Income taxes                                                         3,540             3,521             7,914            8,013
                                                            ---------------  ----------------   ---------------  ---------------
Income before cumulative effect of change
     in accounting principle                                         6,020             5,601            13,366           12,746
Cumulative effect of change in accounting principle, net
     of income tax benefit                                               -                 -                 -          (8,245)
                                                            ---------------  ----------------   ---------------  ---------------
Net income                                                $          6,020 $           5,601  $         13,366 $          4,501
                                                            ===============  ================   ===============  ===============
Net income per basic share from:
     Income before cumulative effect of change
        in accounting principle                           $                $                  $                $
                                                                      0.36              0.34              0.80             0.77
     Cumulative effect of change in accounting principle                 -                 -                 -
                                                                                                                          (.50)
                                                            ---------------  ----------------   ---------------  ---------------
                                                            ===============  ================   ===============  ===============
  Net income                                              $                $                  $                $
                                                                      0.36              0.34              0.80             0.27
                                                            ===============  ================   ===============  ===============
Net income per diluted share from:
     Income before cumulative effect of change
        in accounting principle                           $                $                  $                $
                                                                      0.36              0.33              0.80             0.76
     Cumulative effect of change in accounting principle                 -                 -                 -
                                                                                                                         (0.49)
                                                            ---------------  ----------------   ---------------  ---------------
  Net income                                              $                $                  $                $
                                                                      0.36              0.33              0.80             0.27
                                                            ===============  ================   ===============  ===============

Average common shares outstanding
                                                                    16,693            16,641            16,692           16,638
Dilutive effect of stock options
                                                                         -               161                58              177
                                                            ---------------  ----------------   ---------------  ---------------
Average common shares outstanding - assuming dilution
                                                                    16,693            16,802            16,750           16,815
                                                            ===============  ================   ===============  ===============



See accompanying notes.

Discount Auto Parts, Inc.
Condensed Consolidated Statements Of Cash Flows (Unaudited)

                                                                                Twenty-Six                Twenty-Six
                                                                                Weeks Ended            Weeks Ended
                                                                            --------------------------------------------
                                                                                November 30               December 1
                                                                                   1999                      1998
                                                                            --------------------       -----------------
                                                                            --------------------------------------------
Operating  activities                                                                     (In thousands)
Net income                                                                $              13,366      $            4,501
Adjustments to reconcile  net income to net cash (used in) provided by operating activities:
       Cumulative effect of change in accounting principle                                    -                   8,245
       Deferred income tax benefit                                                          490                       -
       Depreciation  and  amortization                                                   11,076                   8,852
       Gain on disposals of property and equipment                                        (655)                       -
       Changes in operating assets and liabilities:
          Increase in inventories                                                      (16,242)                (16,796)
          Decrease (increase) in prepaid expenses and
               other current assets                                                       4,283                 (3,515)
          Increase in other assets                                                        (659)                   (214)
          Decrease in trade accounts payable                                           (21,529)                 (3,737)
          (Decrease) increase in other current liabilities                              (3,266)                   2,833
                                                                            --------------------       -----------------
                                                                            --------------------       -----------------
Net cash (used in) provided by operating activities                                    (13,136)                     169

Investing  activities
Proceeds from sales of property and equipment                                             1,149                   1,157
Purchases of property and equipment                                                    (37,169)                (44,993)
Business acquisition                                                                          -                 (8,225)
                                                                            --------------------       -----------------
                                                                            --------------------       -----------------
Net cash used in investing activities                                                  (36,020)                (52,061)

Financing  activities
Proceeds from short-term borrowings and long-term debt                                   60,751                  68,503
Payments of short-term borrowings and long-term debt                                   (13,154)                (16,867)
Proceeds from other issuances of common stock                                                39                     356
                                                                            --------------------       -----------------
                                                                            --------------------       -----------------
Net cash provided by financing activities                                                47,636                  51,992

Net (decrease) increase in cash                                                         (1,520)                     100
Cash at beginning of period                                                               8,795                   5,064
                                                                            --------------------       -----------------
                                                                            ====================       =================
Cash at end of period                                                     $               7,275      $            5,164
                                                                            ====================       =================

See accompanying notes.



                            Discount Auto Parts, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                November 30, 1999

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

Operating results for the thirteen and twenty-six week periods ended November 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                     November 30       June 1
                                                       1999             1999
                                                   -----------------------------
Revolving credit agreements                       $     217,597     $    170,000
Senior term notes                                        50,000           50,000
Senior secured notes                                      7,200            7,200
                                                   -----------------------------
                                                        274,797          227,200
Less current maturities                                 (2,400)          (2,400)
                                                   -----------------------------
                                                 $      272,397     $    224,800

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

At November 30, 1999 and June 1, 1999, the Company's weighted average interest rate on its borrowing under its revolving lines of credit was 6.6% and 5.3%, respectively.

As of November 30, 1999, the Company had approximately $47.4 million of available borrowings under the New Revolver.

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

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance as of November 30, 1999.

3. Business Acquisition

Effective September 28, 1998, the Company acquired, pursuant to a definitive purchase agreement dated September 21, 1998, all the Rose Auto Parts stores through an asset purchase from Eastern Automotive Warehouse, Inc., a wholly-owned subsidiary of National Auto Parts Warehouse, Inc. The total purchase price was approximately $8.2 million. The acquisition included 39 leased retail store locations, primarily located in south Florida, and a leased warehouse facility in Miami, Florida. The acquisition involved the purchase of inventory and furniture and equipment at these various locations and the assumption of the respective leases. At November 30, 1999, 26 of the 39 Rose retail locations were in operation. Consistent with its plan, Discount Auto Parts has not continued operations in any of the remaining 13 stores.

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

The second quarter and first six months of fiscal 1999 have been restated to give effect to the change in the Company's method of accounting for inventories. The effect of the change as of the beginning of fiscal 1999 (i.e. June 3, 1998) has been presented as a cumulative effect of a change in accounting method, net of a $5,190,000 income tax benefit, of $8,245,000, and has been recorded as of such date. In addition, the effect of this change on operations for the second quarter and first six months of fiscal year 1999 was to decrease income before cumulative effect of change in accounting principle by $215,000 ($.01 per diluted share), and $418,000 ($.02 per diluted share), respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks and Twenty-Six Weeks Ended November 30, 1999 Compared to Thirteen Weeks and Twenty-Six Weeks Ended December 1, 1998

Total sales for the second quarter of fiscal 2000 increased 18.6% to a record $142.6 million, as compared to $120.3 million a year earlier. Comparable store sales increased 4.5% for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. Total sales for the first six months of fiscal 2000 increased 17.6% to $286.3 million, from $243.3 million a year earlier. Comparable store sales increased 2.4% for the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. Sales, as well as earnings, for the second quarter and first six months of fiscal 2000 were negatively impacted by the store closings resulting from Hurricanes Floyd and Irene. Fortunately, the Company's stores suffered only minor physical damage from the hurricanes that occurred during September and October. Comparable store sales results include sales from the Company's commercial delivery program. The balance of the increase in total sales for the second quarter and the first six months of fiscal 2000 were attributable to net sales from new stores opened since the beginning of the respective periods in fiscal 1999.

At November 30, 1999, the Company had 602 stores in operation, compared with 558 stores at June 1, 1999 and 518 stores at December 1, 1998.

Gross profit for the second quarter of fiscal 2000 increased 19.8% to $58.5 million as compared to $48.9 million for the second quarter of fiscal 1999. As a percentage of sales, gross profit was 41.0% for the second quarter of fiscal 2000 as compared to 40.6% for the second quarter of fiscal 1999. Gross profit for the first six months of fiscal 2000 increased 19.1% to $117.0 million as compared to $98.2 million a year earlier. As a percentage of sales, gross profit was 40.9% for the first six months of fiscal 2000 as compared to 40.4% a year earlier. The increase is primarily the result of overall lower product cost.

Selling, general and administrative ("SG&A") expenses increased as a percentage of sales from 30.6% in the second quarter of fiscal 1999 to 31.5% in the second quarter of fiscal 2000. SG&A expenses increased as a percentage of sales from 29.5% for the first six months of fiscal 1999 to 31.0% for the first six months of fiscal 2000. The increase is primarily due to the expenses incurred related to the implementation and expansion of the Company's commercial delivery program for the first six months of fiscal 2000 as compared to the first six months of fiscal 1999.

Income from operations for the second quarter of fiscal 2000 increased 12.1% to $13.5 million as compared to $12.1 million in the second quarter of fiscal 1999. Income from operations for the fist six months of fiscal 2000 increased 7.3% to $28.3 million as compared to $26.4 million for the first six months of fiscal 1999.

Operating margins for the second quarter of fiscal 2000 were 9.5% as compared to 10.0% for the second quarter of fiscal 1999. Operating margins for the first six months of fiscal 2000 were 9.9% as compared to 10.8% for the first six months of fiscal 1999. Operating income and the resulting margins for both the second quarter and first six months of both fiscal 2000 and fiscal 1999 were negatively impacted by expenses associated with the implementation and expansion of the Company's commercial delivery program and some softness in sales growth in part attributable to the store closings resulting from hurricanes. Excluding the impact of the commercial delivery program, operating margins were approximately 10.9% for the second quarter of fiscal 2000 versus approximately 11.3% for the second quarter of fiscal 1999 and approximately 11.2% for the first six months of fiscal 2000 and approximately 11.8% for the first six months of fiscal 1999. Interest expense for the second quarter of fiscal 2000 was $4.2 million as compared to $3.1 million for the second quarter of fiscal 1999. Interest expense for the first six months of fiscal 2000 was $7.8 million as compared to $5.7 million during the first six months of fiscal 1999. The increase was primarily the result of increased borrowings associated with new store growth and higher interest rates on the Company's floating rate debt.

Income before the cumulative effect of a change in accounting method for the second quarter of fiscal 2000 was $6.0 million or $.36 per diluted share as compared to $5.6 million or $.33 per diluted share reported for the second quarter of fiscal 1999. Income before the cumulative effect of a change in accounting method for the first six months of fiscal 2000 increased to $13.4 million or $.80 per diluted share as compared to $12.7 million or $.76 per diluted share for the first six months of fiscal 1999.

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

The Company's effective tax rate for the second quarter of fiscal 2000 was 37.0% as compared to 38.6% for the second quarter fiscal 1999. The Company's effective tax rate for the first six months of fiscal 2000 was 37.2% as compared to 38.6% for the first six months of fiscal 1999. The lower tax rate primarily is reflective of estimated reductions anticipated as a result of state tax planning and restructuring initiatives, which were implemented as of the end of the second quarter of fiscal 2000.

Taking into account all of the above described factors, the Company reported net income for the second quarter of fiscal 2000 of $6.0 million or $.36 per diluted share as compared to $5.6 million of $.33 per diluted share for second quarter of fiscal 1999. Net income for the first six months of fiscal 2000 was $13.4 million or $.80 per diluted share as compared to $4.5 million or $.27 per diluted share for the first six months of fiscal 1999.

Liquidity and Capital Resources

For the twenty-six weeks ended November 30, 1999, net cash of $13.1 million was used in the Company's operations versus $169,000 provided by the Company's operations for the comparable twenty-six week period of fiscal 1999. During the twenty-six weeks ended November 30, 1999, this net use of cash was due primarily to a reduction in trade accounts payable (which was largely a result of fiscal 1999 year-end extended vendor terms coming due), and an increase in inventories resulting primarily from new store growth and additional inventory added to commercial designated stores. These uses of cash were offset in part by current period earnings and depreciation. The variance between the net cash used in operations for fiscal 2000 and the new cash provided by operations for the fiscal 1999 period is primarily due to the larger decrease in accounts payable for the fiscal 2000 period. This change is primarily due to timing of payments, and the implementation of the Company's excess inventory redistribution plan implemented with respect to its stores. Such plan takes excess inventory from selected stores and redistributes such inventory to those stores that are in need of the inventory in lieu of purchasing additional inventory from the Company's vendors. While this program tends to impact inventory management levels favorably, because of timing issues, it has a more immediate impact (reduction) on accounts payable.

Capital expenditures for the twenty-six weeks ended November 30, 1999 were $37.2 million. The majority of the capital expenditures related to the 44 stores opened during that period. For all of fiscal 2000, the Company expects to open approximately 80 to 90 new stores.

The Company is currently in the process of planning and developing a second distribution center. The new distribution center is expected to be opened and operational in the fall of calendar year 2000. Capital expenditures associated with the second distribution center are still being finalized, but are expected to be approximately $20 million to $30 million.

The Company also continued the roll-out of a commercial delivery service, which began in the third quarter of fiscal 1998. The Company's commercial delivery service consists of a program whereby commercial customers (such as auto service centers, commercial mechanics, garages and the like) establish commercial accounts with the Company and order automotive parts from the Company and such parts will be delivered from, or can be picked up from, nearby Discount Auto Parts stores. The commercial delivery program requires the Company to extend trade credit to certain of the commercial account customers as part of the ordinary course of business. The extension of such trade credit will increase the capital requirements associated with the roll-out of the program and will expose the Company to credit risk from uncollectible accounts. The Company has established systems to manage and control such credit risk. The amount of capital that is needed to cover extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops. Because this is a relatively new aspect of the auto parts supply business for the Company, there are risks associated with the Company's entry into this new aspect of the business and there can be no assurance as to if or when the commercial delivery service business will be profitable or as to whether the Company will experience any financial or other challenges in managing and controlling the credit risk.

The Company anticipates that total capital expenditures for all of fiscal 2000 including the costs associated with the addition of 80 to 90 new stores, initial construction of the second distribution center and the working capital costs associated with the continued expansion of the commercial delivery service, will be in the range of $70 million to $75 million.

As  of  November  30,  1999,   the  Company  had  $47.4  million  of  additional
availability under its existing financing agreements.

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

The Company believes that the expected cash flows from operations, available bank borrowings and trade credit, will be sufficient to fund the capital and liquidity needs of the Company through the fall of 2000. The Company expects that by the fall of 2000 additional funding sources, such as sale/leaseback arrangements, will need to have been put in place to supplement the new revolving credit facility.

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

Year 2000 Issue

Based on a review and evaluation of the Company operations over the first several days of calendar year 2000, the Company has not experienced, and does not expect to experience, any material negative impact from what had been identified and designated as the Year 2000 issue. Furthermore, the aggregate costs incurred by the Company in addressing its Year 2000 issues were not material and were well within the estimates previously reported by the Company.

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

These potential risks and uncertainties include, but are not limited to, increased competition, extent of the market demand for auto parts, availability of inventory supply, propriety of inventory mix, adequacy and perception of customer service, product quality and defect experience, availability of and ability to take advantage of vendor pricing programs and incentives, sourcing availability, rate of new store openings, cannibalization of store sites, mix and types of merchandise sold, governmental regulation of products, new store development and the like, performance of information systems, effectiveness of deliveries from the distribution center, ability to hire, train and retain qualified team members, availability of quality store sites, ability to successfully implement the commercial delivery service, credit risk associated with the commercial delivery service, environmental risks, availability of expanded and extended credit facilities, expenses associated with investigations concerning freon matters, potential for liability with respect to these matters and other risks.

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


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on October 5, 1999. There were 16,690,555 shares of Common Stock entitled to vote. The following matters were voted at the meeting.

Charles W. Webster was elected to fill a Class I director seat for a three-year term, with 15,261,241 votes for his election and 78,532 withheld. David P. Walling was elected to fill a Class I director seat for a three-year term with 15,260,242 votes for his election and 79,531 withheld. Directors continuing to serve are Peter J. Fontaine, William C. Perkins and E.E. Wardlow. Effective November 1, 1999, Warren Shatzer resigned from the Board of Directors as a result of increased time commitments demanded by other business interests that Mr. Shatzer has been pursuing. The vacancy remains unfilled at this time.

A proposal to approve the 1999 Amendment of the Amended and Restated 1995 Stock Option Plan was approved and adopted, with 11,174,232 votes for the proposal, 4,158,225 against the proposal and 7,316 abstentions.


Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

10.19    Indemnification Agreement for Charles W. Webster, Jr.

27       Financial Data Schedule  (For SEC Use Only)

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the thirteen week period ended November 30, 1999.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DISCOUNT AUTO PARTS, INC.


Date:    January 14, 2000                            By: /s/ Peter J. Fontaine
         ----------------                                ---------------------
                                                         Peter J. Fontaine
                                                         Chief Executive Officer
                                                   (Principal Executive Officer)

Date:   January 14, 2000                             By: /s/ C. Michael Moore
        ----------------                                 --------------------
                                                         C. Michael Moore
                                                         Chief Financial Officer
                                                        (Principal Financial and
                                                          Accounting Officer)

                                  Exhibit 10.19

              Indemnification Agreement for Charles W. Webster, Jr.

        THIS INDEMNIFICATION AGREEMENT is made and entered into this 8th day of November, 1999, but effective as of October 5, 1999, by and between CHARLES W. WEBSTER, JR. (the "Indemnified Party") and DISCOUNT AUTO PARTS, INC., a Florida corporation (the "Corporation").


                              W I T N E S S E T H:


        WHEREAS, it is essential to the Corporation to retain and attract as Directors and/or Executive Officers the most capable persons available; and

        WHEREAS, the substantial increase in corporate litigation subjects directors and officers to expensive litigation risks at the same time that the availability of directors' and officers' liability insurance has been severely limited; and

        WHEREAS, in addition, the statutory indemnification provisions of the Florida Business Corporations Act and Article VI of the bylaws of the Corporation (the "Article") expressly provide that they are non-exclusive; and

        WHEREAS, the Indemnified Party does not regard the protection available under the Article and insurance, if any, as adequate in the present circumstances, and considers it necessary and desirable to his service as a Director and/or Executive Officer to have adequate protection, and the Corporation desires the Indemnified Party to serve in such capacity have such protection; and

        WHEREAS, the Florida Business Corporations Act and the Article provide that indemnification of Directors and Executive Officers of the Corporation may be authorized by agreement, and thereby contemplates that contracts of this nature may be entered into between the Corporation and the Indemnified Party with respect to indemnification of the Indemnified Party as a Director and/or Executive Officer of the Corporation.

        NOW THEREFORE, in consideration of the premises and the mutual covenants and agreements contained in this Agreement, it is hereby agreed as follows:


        INDEMNIFICATION GENERALLY.

               Grant of Indemnity. Subject to and upon the terms and conditions of this Agreement, the Corporation hereby agrees to indemnify the Indemnified Party in respect of any and all claims, losses, damages and expenses which may be incurred by the Indemnified Party as a result of or arising out of:

                      any  threatened,  pending,  or completed  action,  suit or proceeding, whether brought by or in the right of the Corporation or otherwise and whether of a civil, criminal, administrative or investigative nature, in which the Indemnified Party may be or may have been involved as a party or otherwise, arising out of the fact that the Indemnified Party is or was a director, officer, employee, agent or stockholder of the Corporation or any of its "Affiliates" (as such term is defined in the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933), or served as a director, officer, stockholder, agent, employee, salesman, independent contractor, partner, franchisor or joint venturer in or for any person, firm, partnership, corporation or other entity at the request of the Corporation (including without limitation service in any capacity for or in connection with any employee benefit plan maintained by the Corporation or on behalf of the Corporation's employees).

                      any attempt  (regardless  of its success) by any person to charge or cause the Indemnified Party to be charged with wrongdoing or with financial responsibility for damages arising out of or incurred in connection with the matters indemnified against in this Agreement; or

                      any expense, assessment, fine, tax, judgment or settlement payment arising out of or incident to any of the matters indemnified against in this Agreement including reasonable fees and disbursements of counsel (before and at trial and in appellate proceedings).

               Claims for Indemnification Whenever any claims shall arise for indemnification under this Agreement, the Indemnified Party shall notify the Corporation promptly and in any event within 30 days after the Indemnified Party has actual knowledge of the facts constituting the basis for such claim. The notice shall specify all facts known to the Indemnified Party giving rise to such indemnification right and the amount or an estimate of the amount of liability (including estimated expenses) arising therefrom.

                      Any indemnification under this Agreement shall be made no later than 30 days after receipt by the Corporation of the written notification specified in Section 1(b)(i), unless a determination is made within such 30 day period by (X) the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to the matter described in the notice or (Y) independent legal counsel, agreed to by the Corporation, in a written opinion (which counsel shall be appointed if such a quorum is not obtainable), that the Indemnified Party has not met the relevant standards for indemnification under this Agreement.

               Rights to Defend or Settle; Third Party Claims, etc. If the facts giving rise to any indemnification right under this Agreement shall involve any actual or threatened claim or demand against the Indemnified Party, or any possible claim by the Indemnified Party against any third party, such claim shall be referred to as a "Third Party Claim." If the Corporation provides the Indemnified Party with an agreement in writing in form and substance satisfactory to the Indemnified Party and his counsel, agreeing to indemnify and hold the Indemnified Party harmless from all costs and liability arising from any Third Party Claim (an "Agreement of Indemnity"), and demonstrating to the satisfaction of the Indemnified Party the financial wherewithal to accomplish such indemnification, the Corporation may at its own expense undertake full responsibility for the defense or prosecution of such Third Party Claim. The Corporation may contest or settle any such Third Party Claim for money damages on such terms and conditions as it deems appropriate but shall be obligated to consult in good faith with the Indemnified Party and not to contest or settle any Third Party Claim involving injunctive or equitable relief against or affecting the Indemnified Party or his properties or assets without the prior written consent of the Indemnified Party, such consent not to be withheld unreasonably. The Indemnified Party may participate at his own expense and with his own counsel in defense or prosecution of a Third Party Claim pursuant to this Section 1(c)(i), and such participation shall not relieve the Corporation of its obligation to indemnify the Indemnified Party under this Agreement.

     If the Corporation fails to deliver a satisfactory Agreement of Indemnity and evidence of financial wherewithal within 10 days after receipt of notice pursuant to Section 1(b), the Indemnified Party may contest or settle the Third Party Claim on such terms as it sees fit but shall not reach a settlement with respect to the payment of money damages without consulting in good faith with the Corporation. The Corporation may participate at its own expense and with its own counsel in defense or prosecution of a Third Party Claim pursuant to this
Section 1(c)(ii), but any such participation shall not relieve the Corporation of its obligations to indemnify the Indemnified Party under this Agreement. All expenses (including attorneys' fees) incurred in defending or prosecuting any Third Party Claim shall be paid promptly by the Corporation as the suit or other matter is proceeding, upon the submission of bills therefor or other satisfactory evidence of such expenditures during the pendency of any matter as to which indemnification is available under this Agreement. The failure to make such payments within 30 days after submission shall constitute a breach of a material obligation of the Corporation under this Agreement.

     If by reason of any Third Party Claim a lien, attachment, garnishment or execution is placed upon any of the property or assets of the Indemnified Party, the Corporation shall promptly furnish a satisfactory indemnity bond to obtain the prompt release of such lien, attachment, garnishment or execution.

     The Indemnified Party shall cooperate in the defense of any Third Party Claim which is controlled by the Corporation, but the Indemnified Party shall continue to be entitled to indemnification and reimbursement for all costs and expenses incurred by him in connection therewith as provided in this Agreement.

               Cooperation. The parties to this Agreement shall execute such powers of attorney as may be necessary or appropriate to permit participation of counsel selected by any party hereto and, as may be reasonably related to any such claim or action, shall provide to the counsel, accountants and other representatives of each party access during normal business hours to all properties, personnel, books, records, contracts, commitments and all other business records of such other party and will furnish to such other party copies of all such documents as may be reasonably requested (certified, if requested).

               Choice of Counsel. In all matters as to which indemnification is available to the Indemnified Party under this Agreement, the Indemnified Party shall be free to choose and retain counsel, provided that the Indemnified Party shall consult in good faith with the Corporation regarding such choice.

               Consultation. If the Indemnified Party desires to retain the services of an attorney prior to the determination by the Corporation as to whether it will undertake the defense or prosecution of the Third Party Claim as provided in Section 1(c), the Indemnified Party shall notify the Corporation of such desire in the notice delivered pursuant to Section 1(b)(i), and such notice shall identify the counsel to be retained. The Corporation shall then have 10 days within which to advise the Indemnified Party whether it will assume the defense or prosecution of the Third Party Claim in accordance with Section 1(c)(i). If the Indemnified Party does not receive an affirmative response within such 10 day period, he shall be free to retain counsel of his choice, and the indemnity provided in Section 1(a) shall apply to the reasonable fees and disbursements of such counsel incurred after the expiration of such 10 day period. Any fees or disbursements incurred prior to the expiration of such 10 day period shall not be covered by the indemnity of Section 1(a).

               Repayment. Notwithstanding the other provisions of this Agreement to the contrary, if the Corporation has incurred any cost, damage or expense under this Agreement paid to or for the benefit of the Indemnified Party and it is determined by a court of competent jurisdiction from which no appeal may be taken that the Indemnified Party has engaged in "Nonindemnifiable Conduct" as that terms is defined in Section 1(g)(ii), the Indemnified Party shall reimburse the Corporation for any and all such amounts previously paid to or for the benefit of the Indemnified Party.

     For these purposes, "Nonindemnifiable Conduct" shall mean actions or omissions of the Indemnified Party material to the cause of action to which the indemnification under this Agreement related determined to involve:

                      a violation of the criminal  law,  unless the  Indemnified
               Party had reasonable cause to believe his conduct was lawful and no reasonable cause to believe his conduct was unlawful;

     a transaction in which the Indemnified Party derived an improper personal benefit;

                      if the Indemnified Party is a director of the Corporation, a  circumstance  under which the liability  provisions of Section
               607.0834 (or any successor or similar statute) are applicable;

                      willful  misconduct or a conscious  disregard for the best interests of the Corporation in a proceeding by or in the right of the Corporation to procure a judgment in favor of the Corporation or in a proceeding by or in the right of a stockholder; or

     conduct   pursuant   to   then   applicable   law   that   prohibits   such
indemnification.



        TERM.

               This Agreement shall be effective upon its execution by all parties and shall continue in full force and effect until the date five years after the date of this Agreement, or five years after the termination of the Indemnified Party's employment or term of office, whichever is later, provided that such term shall be extended by any period of time during which the Corporation is in breach of a material obligation to the Indemnified Party, plus ninety days. Such term shall also be extended with respect to each Third Party Claim then pending and as to which notice under Section 1(b) has theretofore been given by the Indemnified Party to the Corporation, and this Agreement shall continue to be applicable to each such Third Party Claim.


        REPRESENTATIONS AND AGREEMENTS OF THE CORPORATION.

               Authority. The Corporation represents, covenants and agrees that it has the corporate power and authority to enter into this Agreement and to carry out its obligations under this Agreement. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated by this Agreement have been duly authorized by the Board of Directors of the Corporation. This Agreement is a valid and binding obligation of the Corporation and is enforceable against the Corporation in accordance with its terms.

               The Corporation's Insurance and Indemnification. The Corporation represents, covenants and agrees that during the term of this Agreement, it will use its best efforts to maintain a policy or policies of officers' and directors' liability insurance providing coverage to the Indemnified Party in respect of his service as an officer, director and/or employee of the Corporation, which policy at all times shall be in an amount and shall contain terms and conditions no less favorable than the policy in effect at such time for the Corporation's other officers and directors.

     During the term of this Agreement, to the fullest extent permitted by law, the Corporation will cause those sections of its bylaws regarding indemnification of directors and officers currently in effect to remain in full force and effect, and it and its directors will act in good faith and in accordance with the procedures and spirit of such bylaws.

               Noncontestability. The Corporation represents, covenants and agrees that it will not initiate, and that it will use its best efforts to cause any of its Affiliates not to initiate, any action, suit or proceeding challenging the validity or enforceability of this Agreement.

               Good Faith Judgment. The Corporation represents, covenants and agrees that it will exercise good faith judgment in determining the entitlement of the Indemnified Party to indemnification under this Agreement.


        RELATIONSHIP OF THIS AGREEMENT TO OTHER INDEMNITIES.

     Nonexclusivity. This Agreement and all rights granted to the Indemnified Party under this Agreement are in addition to and are not deemed to be exclusive with or of any other rights that may be available to the Indemnified Party under any Articles of Incorporation, bylaw, statute, agreement, or otherwise.

     Availability, Contribution, Etc. The availability or nonavailability of indemnification by way of insurance policy, Articles of Incorporation, bylaw, vote of stockholders, or otherwise from the Corporation to the Indemnified Party shall not affect the right of the Indemnified Party to indemnification under this Agreement, provided that all rights under this Agreement shall be subject to applicable statutory provisions in effect from time to time.

     Any funds received by the Indemnified Party by way of indemnification or payment from any source other than from the Corporation under this Agreement shall reduce any amount otherwise payable to the Indemnified Party under this Agreement.

     If the Indemnified Party is entitled under any provision of this Agreement to indemnification by the Corporation for some claims, issues or matters, but not as to other claims, issues or matters, or for some or a portion of the expenses, judgments, fines or penalties actually and reasonably incurred by him or amounts actually and reasonably paid in settlement by him in the investigation, defense, appeal or settlement of any matter for which indemnification is sought under this Agreement, but not for the total amount thereof, the Corporation shall nevertheless indemnify the Indemnified Party for the portion of such claims, issues or matters or expenses, judgments, fines, penalties or amounts paid in settlement to which the Indemnified Party is entitled.

     If for any reason a court of competent jurisdiction from which no appeal can be taken rules that the indemnity provided under this Agreement is unavailable, or if for any reason the indemnity under this Agreement is insufficient to hold the Indemnified Party harmless as provided in this Agreement, then in either event, the Corporation shall contribute to the amounts paid or payable by the Indemnified Party in such proportion as equitably reflects the relative benefits received by, and fault of the Indemnified Party and the Corporation and its Affiliates.

     Allowance for Compliance with SEC Requirements. The Indemnified Party acknowledges that the Securities and Exchange Commission ("SEC") has expressed the opinion that indemnification of directors and officers from liabilities under the Securities Act of 1933 (the "1933 Act") is against public policy as expressed in the 1933 Act and, is therefore, unenforceable. The Indemnified Party hereby agrees that it will not be a breach of this Agreement for the Corporation to undertake with the Commission in connection with the registration for sale of any stock or other securities of the Corporation from time to time that, in the event a claim for indemnification against such liabilities (other than the payment by the Corporation of expenses incurred or paid by a director or officer of the Corporation in the successful defense of any action, suit or proceeding) is asserted in connection with such stock or other securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of competent jurisdiction on the question of whether or not such indemnification by it is against public policy as expressed in the 1933 Act and will be governed by the final adjudication of such issue. The Indemnified Party further agrees that such submission to a court of competent jurisdiction shall not be a breach of this Agreement.


        MISCELLANEOUS.

               Notices. All notices, requests, demands and other communications which are required or which may be given under this Agreement shall be in writing and shall be deemed to have been duly given if personally delivered or mailed, first class mail, postage prepaid to:


        If to the Indemni-
         fied Party:                              Charles W. Webster, Jr.
                                                  1505 Florida Avenue
                                                  Tampa, Florida 33602

        If to the
         Corporation:                             Discount Auto Parts, Inc.
                                                  4900 Frontage Road South
                                                  Lakeland, Florida 33801


               Construction and Interpretation. This Agreement shall be construed pursuant to and governed by the substantive laws of the State of Florida (and any provision of Florida law shall not apply if the law of a state or jurisdiction other than Florida would otherwise apply).

     The headings of the various sections in this Agreement are inserted for the convenience of the parties and shall not affect the meaning, construction or interpretation of this Agreement.

     Any provision of this Agreement which is determined by a court of competent jurisdiction to be prohibited, unenforceable or not authorized in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition, unenforceability or non-authorization without invalidating the remaining provisions hereof or affecting the validity, enforceability or legality of such provision in any other jurisdiction. In any such case, such determination shall not affect any other provision of this Agreement, and the remaining provisions of this Agreement shall remain in full force and effect. If any provision or term of this Agreement is susceptible to two or more constructions or interpretations, one or more of which would render the provision or term void or unenforceable, the parties agree that a construction or interpretation which renders the term or provision valid shall be favored.

               Entire Agreement. Except as otherwise expressly provided herein, this Agreement constitutes the entire Agreement, and supersedes all prior agreements and understandings, oral and written, among the parties to this Agreement with respect to the subject matter hereof.

               Specific Enforcement. The parties agree and acknowledge that in the event of a breach by the Corporation of its obligation promptly to indemnify the Indemnified Party as provided in this Agreement, or breach of any other material provision of this Agreement, damages at law will be an insufficient remedy to the Indemnified Party. Accordingly, the parties agree that, in addition to any other remedies or rights that may be available to the
Indemnified Party, the Indemnified Party shall also be entitled, upon application to a court of competent jurisdiction, to obtain temporary or permanent injunctions to compel specific performance of the obligations of the Corporation under this Agreement.

     There shall exist in such action a rebuttable presumption that the Indemnified Party has met the applicable standard(s) of conduct and is therefore entitled to indemnification pursuant to this Agreement, and the burden of proving that the relevant standards have not been met by the Indemnified Party shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors or independent legal counsel) prior to the commencement of such action to have made a determination that indemnification is proper in the circumstances because the Indemnified Party has met the applicable standard of conduct, nor an actual determination by the Corporation (including its Board of Directors or independent legal counsel) that the Indemnified Party has not met such applicable standard of conduct, shall (X) constitute a defense to the action, (Y) create a presumption that the Indemnified Party has not met the applicable standard of conduct, or (Z) otherwise alter the presumption in favor of the Indemnified Party referred to in the preceding sentence.

               Cost of Enforcement; Interest. If the Indemnified Party engages the services of an attorney or any other third party or in any way initiates legal action to enforce his rights under this Agreement, including but not limited to the collection of monies due from the Corporation to the Indemnified Party, the prevailing party shall be entitled to recover all reasonable costs and expenses (including reasonable attorneys' fees before and at trial and in appellate proceedings). Should the Indemnified Party prevail, such costs and expenses shall be in addition to monies otherwise due him under this Agreement.

     If any monies shall be due the Indemnified Party from the Corporation under this Agreement and shall not be paid within 30 days from the date of written request for payment, interest shall accrue on such unpaid amount at the rate of 1% per annum in excess of the prime rate announced from time to time by Sun Bank, National Association, Orlando, Florida, or such lower rate as may be required to comply with applicable law.

     Binding  Effect.  This  Agreement  shall be  binding  upon and inure to the
benefit  of  the  successors  in  interest  and  assigns,   heirs  and  personal
representatives, as the case may be, of the parties.

               Further Assurances. The parties to this Agreement will execute and deliver, or cause to be executed and delivered, such additional or further documents, agreements or instruments and shall cooperate with one another in all respects for the purpose of carrying out the transactions contemplated by this Agreement.

               Venue;   Process.  The  parties  to  this  Agreement  agree  that
jurisdiction and venue in any action brought pursuant to this Agreement to enforce its terms or otherwise with respect to the relationships between the parties shall properly lie in the Circuit Court of the Tenth Judicial Circuit of the State of Florida in and for Polk County or in the United States District Court for the Middle District of Florida, Tampa Division. Such jurisdiction and venue are merely permissive; jurisdiction and venue shall also continue to lie in any court where jurisdiction and venue would otherwise be proper. The parties agree that they will not object that any action commenced in the foregoing jurisdictions is commenced in a forum non conveniens. The parties further agree that the mailing by certified or registered mail, return receipt requested, of any process required by any such court shall constitute valid and lawful service of process against them, without the necessity for service by any other means provided by statute or rule of court.

     Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be considered an original, but all of which together shall constitute one and the same instrument.

               Waiver and Delay. No waiver or delay in enforcing the terms of this Agreement shall be construed as a waiver of any subsequent breach. No action taken by the Indemnified Party shall constitute a waiver of his rights under this Agreement.

        IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

                            DISCOUNT AUTO PARTS, INC.



WITNESSES:
/s/                                        By:     /s/ William Perkins
                                                    William Perkins, President



/s/                                               /s/  Charles W.Webster
                                                   Charles W. Webster, Jr.