Form 10-Q
period 2000-02-29
DISCOUNT AUTO PARTS INC
filed 2000-04-14
CIK 889409

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 29, 2000

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

                                 (863) 687-9226
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code


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

Common Stock $.01 Par Value - 16,695,545 shares as of February 29, 2000

                            Discount Auto Parts, Inc.

                                      Index



PART I.  FINANCIAL INFORMATION                                              Page


Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - February 29, 2000 and June 1, 1999.....3

Condensed  Consolidated  Statements of Income - for the thirteen and thirty-nine weeks ended February 29, 2000 and March 2, 1999................................4

Condensed Consolidated Statements of Cash Flows -for the thirty-nine weeks ended
February 29, 2000 and March 2, 1999 ...........................................5

Notes to Condensed Consolidated Financial Statements...........................6


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations..........................................................8

Item 3. Quantitative and Qualitative Disclosures about Market Risk............12

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................13

SIGNATURES ...................................................................14


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Discount Auto Parts, Inc.
Condensed Consolidated Balance Sheets (Unaudited)



                                                                              February 29                June 1
                                                                                  2000                    1999
                                                                           -------------------      ------------------
                                  ASSETS                                                 (In thousands)
Current  assets:
     Cash                                                                $              6,494     $             8,795
     Inventories                                                                      246,366                 209,028
     Prepaid expenses and other current assets                                         20,025                  22,773
                                                                           -------------------      ------------------
             Total current assets                                                     272,885                 240,596

Property and equipment                                                                508,204                 457,994
     Less allowances for depreciation and amortization                               (99,353)                (83,417)
                                                                           -------------------      ------------------
                                                                                      408,851                 374,577

Other assets                                                                            5,520                   5,141
                                                                           -------------------      ------------------
Total assets                                                             $            687,256     $           620,314
                                                                           ===================      ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                              $             76,876     $            87,867
     Other current liabilities                                                         17,382                  21,390
     Current maturities of long-term debt                                               2,400                   2,400
                                                                           -------------------      ------------------
            Total current liabilities                                                  96,658                 111,657

Deferred income taxes                                                                   8,061                   7,091
Long-term debt                                                                        286,485                 224,800

Stockholders' equity:
     Preferred stock
                                                                                           -                        -
     Common stock                                                                         167                     167
     Additional paid-in capital                                                       142,337                 142,230
     Retained earnings                                                                153,548                 134,369
                                                                           -------------------      ------------------
     Total stockholders' equity                                                       296,052                 276,766
                                                                           -------------------      ------------------
Total liabilities and stockholders' equity                               $            687,256     $           620,314
                                                                           ===================      ==================



Discount Auto Parts, Inc.
Condensed Consolidated Statements of Income (Unaudited)

                                                                       Thirteen        Thirteen         Thirty-Nine     Thirty-Nine
                                                                      Weeks Ended     Weeks Ended       Weeks Ended     Weeks Ended
                                                                      ------------    ------------      -------------   ------------
                                                                      February 29       March 2         February 29       March 2
                                                                         2000            1999               2000           1999
                                                                      ------------    ------------      -------------   ------------
                                                                               (In Thousands, Except Per Share Amounts)

Net sales                                                           $     147,374   $     127,380     $      433,642  $     370,709
Cost of sales, including distribution costs                                88,691          74,507            257,985        219,636
                                                                      ------------    ------------      -------------   ------------
     Gross profit                                                          58,683          52,873            175,657        151,073

Selling, general and administrative expenses                               45,996          39,017            134,693        110,862
                                                                      ------------    ------------      -------------   ------------
       Income from operations                                              12,687          13,856             40,964         40,211
Other income, net                                                           1,679             280              2,490            411
Interest expense                                                          (5,143)         (3,552)           (12,951)        (9,279)
                                                                      ------------    ------------      -------------   ------------
Income before income taxes and cumulative effect of
     change in accounting principle                                         9,223          10,584             30,503         31,343
Income taxes                                                                3,410           4,086             11,324         12,099
                                                                      ------------    ------------      -------------   ------------
Income before cumulative effect of change
     in accounting principle                                                5,813           6,498             19,179         19,244
Cumulative effect of change in accounting principle, net
     of income tax benefit                                                      -               -                  -        (8,245)
                                                                      ------------    ------------      -------------   ------------
Net income                                                          $       5,813   $       6,498     $       19,179  $      10,999
                                                                      ============    ============      =============   ============
Net income per basic share from:
     Income before cumulative effect of change
        in accounting principle                                     $               $                 $               $
                                                                             0.35            0.39               1.15           1.16
     Cumulative effect of change in accounting principle                        -               -                  -
                                                                                                                             (0.50)
                                                                        ============    ============      =============   ==========
  Net income                                                        $               $                 $               $
                                                                             0.35            0.39               1.15           0.66
                                                                        ============    ============      =============   ==========
Net income per diluted share from:
     Income before cumulative effect of change
        in accounting principle                                     $               $                 $               $
                                                                             0.35            0.39               1.15           1.14
     Cumulative effect of change in accounting principle                        -               -                  -
                                                                                                                             (0.49)
                                                                      ------------    ------------      -------------   ------------
  Net income                                                        $               $                 $               $
                                                                             0.35            0.39               1.15           0.65
                                                                      ============    ============      =============   ============

Average common shares outstanding
                                                                           16,696          16,648             16,693         16,641
Dilutive effect of stock options
                                                                                1             123                 39            159
                                                                      ------------    ------------      -------------   ------------
Average common shares outstanding - assuming dilution                      16,697          16,771             16,732         16,800

                                                                      ============    ============      =============   ============

See accompanying notes.



Discount Auto Parts, Inc.
Condensed Consolidated Statements Of Cash Flows (Unaudited)

                                                                                   Thirty-Nine              Thirty-Nine
                                                                                   Weeks Ended            Weeks Ended
                                                                               --------------------------------------------

                                                                                   February 29                March 2
                                                                                      2000                      1999
                                                                               --------------------       -----------------

Operating  activities                                                                             (In thousands)
Net income                                                                   $              19,179      $           10,999
Adjustments to reconcile  net income to net cash (used in) provided by operating activities:
       Cumulative effect of change in accounting principle                                       -                   8,245
       Deferred income tax benefit                                                             970                     982
       Depreciation  and  amortization                                                      16,614                  13,404
       Gain on disposals of property and equipment                                         (2,342)                   (252)
       Changes in operating assets and liabilities:
          Increase in inventories                                                         (37,338)                (34,307)
          Decrease in prepaid expenses and other
               current assets                                                                2,748                     552
          (Increase) decrease in other assets                                                (692)                     125
          (Decrease) increase in trade accounts payable                                   (10,991)                     367
           Decrease in other current liabilities                                           (4,008)                 (3,994)
                                                                               --------------------       -----------------

Net cash used in operating activities                                                     (15,860)                 (3,879)

Investing  activities
Proceeds from sales of property and equipment                                                4,654                   3,396
Purchases of property and equipment                                                       (52,887)                (61,974)
Business acquisition                                                                             -                 (8,225)
                                                                               --------------------       -----------------

Net cash used in investing activities                                                     (48,233)                (66,803)

Financing  activities
Proceeds from short-term borrowings and long-term debt                                      81,425                  95,359
Payments of short-term borrowings and long-term debt                                      (19,740)                (23,198)
Proceeds from other issuances of common stock                                                  107                     464
                                                                               --------------------       -----------------

Net cash provided by financing activities                                                   61,792                  72,625

Net (decrease) increase in cash                                                            (2,301)                   1,943
Cash at beginning of period                                                                  8,795                   5,064
                                                                               --------------------       -----------------

Cash at end of period                                                        $               6,494      $            7,007
                                                                               ====================       =================

                            Discount Auto Parts, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                February 29, 2000

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

Operating results for the thirteen and thirty-nine week periods ended February 29, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                                       February 29              June 1
                                                                           2000                  1999
                                                                      ---------------      -----------------
Revolving credit agreements                                      $           232,885  $             170,000
Senior term notes                                                             50,000                 50,000
Senior secured notes                                                           6,000                  7,200
                                                                      ---------------      -----------------
                                                                             288,885                227,200
Less current maturities                                                      (2,400)                (2,400)
                                                                      ===============      =================
                                                                 $           286,485  $             224,800
                                                                      ===============      =================

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

Effective January 29, 1999, the Company entered into a separate $20 million unsecured revolving credit agreement with a financial institution. The facility was scheduled to mature September 1, 1999. The rate of interest payable under the facility was a function of LIBOR.

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

At February 29, 2000 and June 1, 1999, the Company's weighted average interest rate on its borrowing under its revolving lines of credit was 7.0% and 5.3%, respectively.

As of February 29, 2000, the Company had approximately $32.1 million of available borrowings under the New Revolver.

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

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance as of February 29, 2000.

3. Business Acquisition

Effective September 28, 1998, the Company acquired, pursuant to a definitive purchase agreement dated September 21, 1998, all the Rose Auto Parts stores through an asset purchase from Eastern Automotive Warehouse, Inc., a wholly-owned subsidiary of National Auto Parts Warehouse, Inc. The total purchase price was approximately $8.2 million. The acquisition included 39 leased retail store locations, primarily located in south Florida, and a leased warehouse facility in Miami, Florida. The acquisition involved the purchase of inventory and furniture and equipment at these various locations and the assumption of the respective leases. At February 29, 2000, 26 of the 39 Rose retail locations were in operation. Discount Auto Parts has discontinued operations in the remaining 13 stores.

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

The third quarter and first nine months of fiscal 1999 have been restated to give effect to the change in the Company's method of accounting for inventories. The effect of the change as of the beginning of fiscal 1999 (i.e. June 3, 1998) has been presented as a cumulative effect of a change in accounting method, net of a $5,190,000 income tax benefit, of $8,245,000, and has been recorded as of such date. In addition, the effect of this change on operations for the third quarter and the first thirty-nine weeks of fiscal year 1999 was to decrease income before cumulative effect of change in accounting principle by $203,000 ($.01 per diluted share), and $621,000 ($.04 per diluted share), respectively.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of OperationsThirteen Weeks and Thirty-Nine Weeks Ended February 29, 2000 Compared to Thirteen Weeks and Thirty-Nine Weeks Ended March 2, 1999

Total sales for the third quarter of fiscal 2000 increased 15.7% to $147.4 million, as compared to $127.4 million a year earlier. Comparable store sales increased 5.6% for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Total sales for the first nine months of fiscal 2000 increased 17.0% to $433.6 million, from $370.7 million a year earlier. Comparable store sales increased 2.7% for the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. Comparable store sales results include sales from the Company's commercial delivery program. The balance of the increase in total sales for the third quarter and the first nine months of fiscal 2000 were attributable to net sales from new stores opened since the beginning of the respective periods in fiscal 1999.

At February 29, 2000, the Company had 621 stores in operation, compared with 558 stores at June 1, 1999 and 537 stores at March 2, 1999.

Gross profit for the third quarter of fiscal 2000 increased 11.0% to $58.7 million as compared to $52.9 million for the third quarter of fiscal 1999. As a percentage of sales, gross profit was 39.8% for the third quarter of fiscal 2000 as compared to 41.5% for the third quarter of fiscal 1999. Gross profit for the third quarter of fiscal 1999 included additional vendor incentives associated with the Company's fiscal 1999 purchase of the Rose Automotive stores. Gross profit for the third quarter of fiscal 2000 was impacted by higher product distribution cost (at both the Company's Lakeland, Florida distribution center and its Parts Express warehouse network), and higher inventory shrinkage expense at the Company's retail stores. Gross profit for the first nine months of fiscal 2000 increased 16.3% to $175.7 million as compared to $151.1 million a year earlier. As a percentage of sales, gross profit was 40.5% for the first nine months of fiscal 2000 as compared to 40.8% a year earlier.

Selling, general and administrative ("SG&A") expenses increased as a percentage of sales from 30.6% in the third quarter of fiscal 1999 to 31.2% in the third quarter of fiscal 2000. SG&A expenses increased as a percentage of sales from 29.9% for the first nine months of fiscal 1999 to 31.1% for the first nine months of fiscal 2000. The increase is primarily due to the expenses incurred related to the continued implementation and expansion of the Company's commercial delivery program for the fiscal 2000 periods as compared to the fiscal 1999 periods, as well as the Company's inability to leverage certain expenses during December 1999 and January 2000 as a result of lower than anticipated sales.

Income from operations for the third quarter of fiscal 2000 was $12.7 million as compared to $13.9 million for the third quarter of fiscal 1999. Income from operations for the first nine months of fiscal 2000 was $41.0 million as compared to $40.2 million for the first nine months of fiscal 1999.

For the reasons set forth above, operating margins for the third quarter of fiscal 2000 were 8.6% as compared to 10.9% for the third quarter of fiscal 1999. Operating margins for the first nine months of fiscal 2000 were 9.4% as compared to 10.8% for the first nine months of fiscal 1999.

Interest expense for the third quarter of fiscal 2000 was $5.1 million as compared to $3.6 million for the third quarter of fiscal 1999. Interest expense for the first nine months of fiscal 2000 was $13.0 million as compared to $9.3 million during the first nine months of fiscal 1999. The increase was primarily the result of increased borrowings associated with new store growth and inventory growth and higher interest rates on the Company's variable rate debt.

Income before the cumulative effect of a change in accounting method for the third quarter of fiscal 2000 was $5.8 million or $.35 per diluted share as compared to $6.5 million or $.39 per diluted share reported for the third quarter of fiscal 1999. Income before the cumulative effect of a change in accounting method for the first nine months of fiscal 2000 was $19.2 million or $1.15 per diluted share as compared to $19.2 million or $1.14 per diluted share for the first nine months of fiscal 1999.

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

The Company's effective tax rate for the third quarter of fiscal 2000 was 37.0% as compared to 38.6% for the third quarter of fiscal 1999. The Company's effective tax rate for the first nine months of fiscal 2000 was 37.1% as compared to 38.6% for the first nine months of fiscal 1999. The lower tax rate primarily is the result of state tax planning and restructuring initiatives, which were implemented as of the end of the second quarter of fiscal 2000.

Taking into account all of the above described factors, the Company reported net income for the third quarter of fiscal 2000 of $5.8 million or $.35 per diluted share as compared to $6.5 million of $.39 per diluted share for third quarter of fiscal 1999. Net income for the first nine months of fiscal 2000 was $19.2 million or $1.15 per diluted share as compared to $11.0 million or $.65 per diluted share for the first nine months of fiscal 1999.

Liquidity and Capital Resources

For the thirty-nine weeks ended February 29, 2000, net cash of $15.9 million was used in the Company's operations versus $3.9 million used by the Company's operations for the comparable thirty-nine week period of fiscal 1999. During the thirty-nine weeks ended February 29, 2000, this net use of cash was due primarily to a reduction in trade accounts payable and an increase in inventories resulting primarily from new store growth and additional inventory added to commercial designated stores. These uses of cash were offset in part by current period earnings and depreciation. The variance between the $15.9 million net cash used in operations for fiscal 2000 and the $3.9 million net cash used by operations for the fiscal 1999 period is primarily due to the decrease in accounts payable for the fiscal 2000 period. This change is primarily due to timing of payments, and the implementation of the Company's excess inventory redistribution plan implemented with respect to its stores. Such plan takes excess inventory from selected stores and redistributes such inventory to those stores that are in need of the inventory in lieu of purchasing additional inventory from the Company's vendors. While this program tends to impact inventory management levels favorably, because of timing issues, it has a more immediate impact (reduction) on accounts payable. In addition, during the fiscal 1999 period, the Company had also received additional extended terms from certain of its vendors on larger commercial inventory related purchase orders.

Capital expenditures for the thirty-nine weeks ended February 29, 2000 were $52.9 million. The majority of the capital expenditures related to the 63 stores opened during that period. For all of fiscal 2000, the Company expects to open approximately 80 to 90 new stores.

The Company is currently in the process of planning and developing a second distribution center. The second distribution center is expected to be approximately 400,000 square feet and, ultimately, support approximately 450 stores. Groundbreaking for the new distribution center, to be located in Copiah County Mississippi, is scheduled to occur before the end of April 2000. The new distribution center is expected to be opened and operational early in calendar year 2001. Capital expenditures associated with the second distribution center are expected to be approximately $25 million to $30 million. The Company is currently working with a large financial institution to finance the construction of the second distribution center through a synthetic lease arrangement. Such agreement is expected to be completed by the end of fiscal 2000. The construction of the second distribution center will be funded by a bridge financing arrangement through the same financial institution until the synthetic lease is completed.

The Company also continued the roll-out of a commercial delivery service, which began in the third quarter of fiscal 1998. The Company's commercial delivery service consists of a program whereby commercial customers (such as auto service centers, commercial mechanics, garages and the like) establish commercial accounts with the Company and order automotive parts from the Company and such parts will be delivered from, or can be picked up from, nearby Discount Auto Parts stores. The commercial delivery program requires the Company to extend trade credit to certain of the commercial account customers as part of the ordinary course of business. The extension of such trade credit increases the capital requirements associated with the roll-out of the program and exposes the Company to credit risk from uncollectible accounts. The Company has established systems to manage and control such credit risk. The amount of capital that is needed to cover extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops. Because this is a relatively new aspect of the auto parts supply business for the Company, there are risks associated with the Company's entry into this new aspect of the business and there can be no assurance as to if or when the commercial delivery service business will be profitable or as to whether the Company will experience any financial or other challenges in managing and controlling the credit risk.

The Company anticipates that total capital expenditures for all of fiscal 2000 including the costs associated with the addition of 80 to 90 new stores, initial construction of the second distribution center and the working capital costs associated with the continued expansion of the commercial delivery service, will be in the range of $70 million to $75 million.

As  of  February  29,  2000,   the  Company  had  $32.1  million  of  additional
availability under its existing financing agreements.

The Company has historically been able to finance most of its new store growth through unsecured lines of credit and medium and longer term mortgage financing provided by banks and other institutional lenders, and through cash flow from operations. Consistent with its historical practice, the Company expects to finance much of its short and long-term liquidity needs for new store growth, as to land and buildings, primarily through these lines of credit and mortgage financing (renewals and replacements thereof), and as to equipment and fixtures, primarily through cash flow from operations. In addition, the Company is in the process of negotiating and evaluating sale/leaseback arrangements and synthetic leases to secure additional liquidity and to address new store growth.

During January 2000, the Company announced that it had retained the services of a national financial services organization to assist it in completing a sale/leaseback of approximately 140 to 150 properties. Discussions have been held with several potential sale/leaseback providers. Closing of the transaction is expected to occur in May or June 2000, and is expected to provide the Company with approximately $75 to $80 million of net proceeds. Proceeds from the sale/leaseback transaction will be used to reduce indebtedness under the Company's revolving credit agreement.

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

The Company believes that the expected cash flows from operations, available bank borrowings and trade credit, will be sufficient to fund the capital and liquidity needs of the Company through the fall of 2000. The Company expects that by the fall of 2000 additional funding sources, such as the sale/leaseback arrangement and synthetic lease, will need to have been put in place to supplement the new revolving credit facility.

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

These potential risks and uncertainties include, but are not limited to, increased competition, extent of the market demand for auto parts, availability of inventory supply, inventory shrinkage, propriety of inventory mix, adequacy and perception of customer service, product quality and defect experience, availability of and ability to take advantage of vendor pricing programs and incentives, sourcing availability, rate of new store openings, cannibalization of store sites, mix and types of merchandise sold, governmental regulation of products, new store development and the like, performance of information systems, effectiveness of deliveries from the distribution center, ability to hire, train and retain qualified team members, availability of quality store sites, ability to successfully implement the commercial delivery service, credit risk associated with the commercial delivery service, environmental risks, availability of expanded and extended credit facilities, expenses associated with investigations concerning freon matters, potential for liability with respect to these matters and other risks.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates, primarily from its revolving credit agreement. The Company also has long term debt that bears a fixed rate. As to the fixed rate debt, there is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long-term debt.



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


     Coalition for a Level Playing Field, et. al. V. AutoZone, Inc. et. al, Case No. 00-0953 in and for the United District Court, Eastern District of New York. In February 2000, the Coalition for a Level Playing Field ("Coalition") and one hundred twenty-one independent automotive parts and accessories aftermarket warehouse distributors and and/or jobbers filed a lawsuit in the United States District for the Eastern District of New York against the Company and other retailers alleging violations of the Robinson-Patman Act. The Complaint seeks injunctive and declaratory relief, unspecified treble damages on behalf of each of the plaintiffs, as well as attorney fees and costs. The Company believes the claims to be without merit and intends to vigorously defend the action.

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

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

10.20 First Amendment to Revolving Credit Agreement dated as of January 12, 2000 by and among Discount Auto Parts, Inc., the Lenders, and SunTrust Bank.

10.21 Change of Control Employment Agreement with William C. Perkins dated January 17, 2000.

10.22 Change of Control Employment Agreement with C. Michael Moore dated January 17, 2000.

10.23 Form of Change of Control Agreement with each of Clement Bottino, Don Casey, Michael D. Harrah, David Viele and Steven Joiner.

10.24 Severance Protection and Change of Control Benefits Program.

10.25 Agreement and General Release with Steven C. Bair dated March 1, 2000.

27    Financial Data Schedule  (For SEC Use Only)


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the thirteen week period ended February 29, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DISCOUNT AUTO PARTS, INC.


Date:    April 14, 2000                By: /s/ Peter J. Fontaine
         --------------                    ---------------------
                                       Peter J. Fontaine
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date:   April 14, 2000                 By: /s/ C. Michael Moore
        --------------                     --------------------
                                       C. Michael Moore
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT 10.20

                               FIRST AMENDMENT TO
                           REVOLVING CREDIT AGREEMENT


         THIS FIRST AMENDMENT TO REVOLVING CREDIT AGREEMENT (the "First Amendment") dated as of January 12, 2000, by and among DISCOUNT AUTO PARTS, INC., a Florida corporation (the "Borrower"), the Lenders signatories to the Credit Agreement (the "Lenders") and SUNTRUST BANK, a Georgia corporation, successor by merger to SUNTRUST BANK, CENTRAL FLORIDA, NATIONAL ASSOCIATION, a national banking association, as Administrative Agent (the "Administrative Agent").

                              W I T N E S S E T H:

         WHEREAS, the Borrower, the Lenders and the Administrative Agent have entered into that certain Revolving Credit Agreement dated as of July 29, 1999 (the "Credit Agreement"); and

         WHEREAS, the Borrower has requested the Lenders to revise one of the financial covenants contained in the Credit Agreement; and

         WHEREAS, the Lenders and the Administrative Agent have agreed to amend the Credit Agreement to provide for the foregoing, subject to the terms and conditions set forth herein.

         NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1. Amendments to Credit Agreement. The Credit Agreement is hereby amended as follows:

         Section 7.8(a) of the Credit Agreement is hereby deleted in its entirety and, in lieu thereof, the following is substituted:

                  "(a) Interest Coverage Ratio. Maintain as at the last day of each fiscal quarter, a ratio of (i) Consolidated EBITR to (ii)(y)
         Consolidated Interest Expense plus (z) Consolidated Rental Expense of at least (A) 3.0:1.0 for the period from July 29, 1999 to November 29, 1999; (B) 2.5:1.0 for the period from November 30, 1999 to May 30,
         2000;  (C)  2.75:1.0  for the period from May 31, 2000 to May 29, 2001;
         and (D) 3.0:1.0 from and after May 30, 2001, computed on a rolling four-quarter basis, based on information contained in the Borrower's current financial statement and its financial statements for the preceding three quarters."

2. Counterparts. This First Amendment may be executed in any number of counterparts, each of which shall be deemed to be an original and shall be binding upon all parties, their successors and permitted assigns.

3. Capitalized Terms. All capitalized terms contained herein shall have the meanings assigned to them in the Credit Agreement unless the context herein otherwise dictates or unless different meanings are specifically assigned to such terms herein.

4. Representations and Warranties. The Borrower hereby reaffirms all of its representations and warranties contained in the Credit Agreement as though made and given in connection with the execution and delivery of this First Amendment and further certifies that all such representations and warranties are true and correct on and as of the date hereof (except to the extent that such representations and warranties expressly relate to an earlier date).

5. Ratification of Credit Documents; Miscellaneous. Except for any modification of and/or amendment to the Credit Agreement as herein provided, no other term, condition or provision of the Credit Agreement shall be considered to be altered or amended, and this First Amendment shall not be deemed a novation. The Credit Agreement as amended hereby, and all other Credit Documents shall remain in full force and effect. Each and every reference to the Credit Agreement in any other Credit Document shall be deemed to refer to the Credit Agreement as amended by this First Amendment. The Borrower hereby acknowledges and agrees that the Credit Documents are, as of the date hereof, valid and enforceable in accordance with their respective terms and that all amounts extended by the Lenders to the Borrower pursuant thereto are absolutely and unconditionally due and owing to the Lenders, and are not subject to any defenses, counterclaims or rights of set-off whatsoever.

6. Governing Law. THIS FIRST AMENDMENT SHALL BE EFFECTIVE UPON EXECUTION BY THE REQUIRED LENDERS AND SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF FLORIDA WITHOUT REGARD TO CONFLICT OF LAW PRINCIPLES.

         IN WITNESS WHEREOF, the parties have executed this First Amendment as of the day and year first above written.

                            BORROWER:

                            DISCOUNT AUTO PARTS, INC.


                             By:/s/ C. Michael Moore
                                C. Michael Moore,
                                Chief Financial Officer/Secretary

                                        [SIGNATURE PAGE TO FIRST AMENDMENT TO
                                         REVOLVING CREDIT AGREEMENT BETWEEN
                                        SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                                           AND DISCOUNT AUTO PARTS, INC.]


                          SUNTRUST BANK, individually,
                           and as Administrative Agent


                          By: /s/ William C. Barr, III
                              William C. Barr, III, Vice President

                                        [SIGNATURE PAGE TO FIRST AMENDMENT TO
                                         REVOLVING CREDIT AGREEMENT BETWEEN
                                        SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                                           AND DISCOUNT AUTO PARTS, INC.]


                             BANK OF AMERICA, N.A.,
                             individually and as Syndication Agent


                             By: /s/ Timothy H. Spanos
                                Timothy H. Spanos, Managing Director

                                         [SIGNATURE PAGE TO FIRST AMENDMENT TO
                                         REVOLVING CREDIT AGREEMENT BETWEEN
                                        SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                                           AND DISCOUNT AUTO PARTS, INC.]


                             BANK ONE, NA (formerly known as THE FIRST NATIONAL BANK OF CHICAGO, individually and as Documentation Agent



                             By: /s/ Catherine A. Muszynski
                                 Catherine A. Muszynski, Vice President

                                         [SIGNATURE PAGE TO FIRST AMENDMENT TO
                                         REVOLVING CREDIT AGREEMENT BETWEEN
                                        SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                                           AND DISCOUNT AUTO PARTS, INC.]


                               SOUTHTRUST BANK, NATIONAL ASSOCIATION



                                By: /s/ Michael J. Miller
                                    Michael J. Miller, Vice President


                                         [SIGNATURE PAGE TO FIRST AMENDMENT TO
                                         REVOLVING CREDIT AGREEMENT BETWEEN
                                        SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                                           AND DISCOUNT AUTO PARTS, INC.]


                                 AMSOUTH BANK


                                 By: /s/ Anthony Stiffler
                                     Anthony Stiffler, Vice President

                                         [SIGNATURE PAGE TO FIRST AMENDMENT TO
                                         REVOLVING CREDIT AGREEMENT BETWEEN
                                        SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                                           AND DISCOUNT AUTO PARTS, INC.]


                                  REGIONS BANK


                                  By: /s/ Anthony D. Nigro
                                      Anthony D. Nigro, Vice President


                                         [SIGNATURE PAGE TO FIRST AMENDMENT TO
                                         REVOLVING CREDIT AGREEMENT BETWEEN
                                        SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                                           AND DISCOUNT AUTO PARTS, INC.]


                                  HIBERNIA NATIONAL BANK


                                  By: /s/ Angela Bentley
                                      Angela Bentley, Assistant Vice President

                                         [SIGNATURE PAGE TO FIRST AMENDMENT TO
                                         REVOLVING CREDIT AGREEMENT BETWEEN
                                        SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                                           AND DISCOUNT AUTO PARTS, INC.]


                                  THE HUNTINGTON NATIONAL BANK



                                   By: /s/ William G. Little
                                       William G. Little, Vice President

                                  EXHIBIT 10.21

                                CHANGE OF CONTROL
                              EMPLOYMENT AGREEMENT


         THIS AGREEMENT is between DISCOUNT AUTO PARTS, INC., a Florida corporation (the "Company"), and WILLIAM C. PERKINS, residing at, Tampa, Florida 33647 (the "Executive") and is dated as of the 17th day of January, 2000.


                                   WITNESSETH:

     WHEREAS, the Executive is a principal officer of the Company and an integral part of its management; and

     WHEREAS, the Company recognizes that even the possibility of a change of control and the uncertainty and questions which it may raise may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders during a critical time; and

     WHEREAS, the Company considers it in the best interest of the Company and its shareholders that the Executive be encouraged to remain with the Company in the event of any actual or threatened change of control of the Company; and

     WHEREAS, the Company's Board of Directors (the "Board") has determined that appropriate steps should be taken now to reinforce and encourage members of the Company's management;

     NOW,  THEREFORE,   in  consideration  of  the  above  premises  and  mutual
agreements herein set forth and the services performed and to be performed by the Executive for the Company, the parties agree as follows:

         1.       Operation of Agreement.

     This Agreement shall constitute a valid and binding contract between the parties immediately upon its execution. Nevertheless, the Executive and the Company shall have no obligations hereunder until, and this Agreement shall be effective without any action by any party only upon the first date on which a Change of Control (as defined in Section 2) has occurred; provided, however, that at the option of the Company this Agreement may be terminated on the first anniversary of written notice of termination given to the Executive by the Board prior to the Agreement's Effective Date (as defined in Section 2). 2. Definitions.

     APPLICABLE FACTOR. For purposes of this Agreement, "Applicable Factor" shall equal the Applicable Number of Months divided by 12.

     APPLICABLE NUMBER OF MONTHS. For purposes of this Agreement, "Applicable Number of Months" shall equal the number of months in the Employment Period, as specified under Section 3.

     CAUSE. For purposes of this Agreement, "Cause" shall mean termination resulting from (i) acts of dishonesty by the Executive constituting a felony and resulting or intended to result directly or indirectly in gain or personal enrichment to the Executive at the expense of the Company, (ii) a final determination by a court or other trier of fact (without any further rights to appeal) to the effect that the Executive engaged in employment discrimination, sexual harassment and/or similar employment relationship activities in violation of any applicable law and resulting in material damage to or liability of the Company (an "Employment Law Violation") or (iii) willful and continued failure by Executive to substantially perform his duties with the Company (other than any such failure resulting from Disability (as defined herein)) after a demand in writing for substantial performance is delivered to the Executive by the Board, which demand specifically identifies the manner in which the Board believes that the Executive has not substantially performed his duties, and such failure to perform the Executive's duties results in demonstrably material injury to the Company.

     CHANGE OF CONTROL. For the purpose of this Agreement, a "Change of Control" shall occur if (i) the Company shall not be the surviving entity in any merger or consolidation (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company), (ii) the Company sells, leases or exchanges or agrees to sell, lease or exchange all or substantially all of its assets to any other person or entity (other than a wholly-owned subsidiary of the Company), (iii) the Company is to be dissolved and liquidated,
(iv) any  person or  entity,  including  a "group"  as  contemplated  by Section
13(d)(3) of the 1934 Act, (other than Peter Fontaine, Fontaine Industries Limited Partnership, Fontaine Enterprises Limited Partnership or any of their respective affiliates and other than (A) any employee plan established by the Company, (B) the Company, (C) an underwriter temporarily holding securities pursuant to an offering of such securities or (D) a corporation owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company) acquires or gains beneficial ownership or control (including, without limitation, power to vote) of more than 25% of the combined voting power of the Company's then outstanding voting securities, or (v) as a result of or in connection with any cash tender or exchange offer, merger or other business combination, sales of assets or a contested election for the board of directors, or any combination of the foregoing transactions (a "Transaction"), the persons who were directors of the Company before such Transaction shall cease to constitute a majority of the Board.

     EFFECTIVE DATE. For purposes of this Agreement, " Effective Date" shall mean the first date on which a Change of Control has occurred.

     DISABILITY. For purposes of this Agreement, "Disability" shall mean that the Executive is unable to perform the essential functions of the job for which the Executive is being employed hereunder, with or without reasonable accommodation, by reason of his illness, accident or other cause, including mental disability, for a period of six consecutive calendar months, or an aggregate of nine months during any continuous twelve-month period.

     GOOD REASON. For purposes of this Agreement, "Good Reason" shall mean:

     (i) A determination by the Executive made in good faith that his primary management functions, duties or responsibilities have been diminished in any material respect and the situation is not remedied within 30 days after receipt by the Company of written notice from the Executive of such determination;

     (ii) Any requirement that the Executive relocate his principal office outside of Polk County, Florida;

     (iii) Any modification to the rights to indemnification or director and officer liability insurance under which the Executive is covered immediately prior to the Effective Date which substantially reduces the benefits available to the Executive under such indemnification or insurance; or

     (iv) A breach by the Company of any provision of this Agreement not embraced within the foregoing clause (i), (ii) or (iii) which is not remedied within 30 days after receipt by the Company of written notice from the Executive.

         3.       Employment Period.

     a. Unless terminated pursuant to Section 6, the Company hereby agrees to continue the Executive in its employ for the period commencing on the Effective Date and ending on the date which is the Applicable Number of Months following such date (the "Employment Period"). Unless terminated pursuant to Section 6, the Executive agrees to remain in the employ of the Company until such time as the Executive gives the Company at least 30 days written notice of the Executive's intent to voluntarily terminate employment.

     b. For purposes of this Agreement, the Applicable Number of Months will be equal to thirty-six (36) months.

         4.       Position and Duties.

     a. During the Employment Period, the Executive shall continue to serve as a principal officer of the Company with office, title and primary management functions, duties, and responsibilities substantially similar to those held and performed during the 90-day period immediately preceding the Effective Date provided that any change in such functions, duties and responsibilities which results solely from the Company no longer being a reporting company under the Federal securities laws or the Company being a subsidiary of another company shall not be considered a change in functions, duties or responsibilities for any purpose under this Agreement.

     b. During the Employment Period, the Executive shall devote the Executive's full time and efforts during normal business hours to the business and affairs of the Company except for reasonable vacations and except for illness or incapacity, but nothing in this Agreement shall preclude the Executive from (i) devoting reasonable periods required for serving as a director or member of a committee of any organization involving no conflict of interest with the interests of the Company, (ii) engaging in charitable and community activities and professional organizations and (iii) managing personal investments, so long as such activities do not materially interfere with the regular performance of his duties and responsibilities under this Agreement.

     c. Executive shall have as his principal office and shall perform his duties hereunder primarily at the Company's headquarters at 4900 Frontage Road South, Lakeland, Florida 33815 or at such other location as the Board shall direct within Polk County, Florida.

         5.       Compensation.

     a. Base Salary. During the Employment Period, the Executive shall receive a base salary ("Base Salary") equal to the average of the Executive's monthly salary during the three full months immediately preceding the Effective Date multiplied by twelve. The Base Salary shall not be reduced after the Effective Date. The Base Salary will be paid in equal semi-monthly installments.

     b. Other Non-Salary Benefits. During the Employment Period, the Executive shall be entitled to participate in all bonus, incentive, savings and retirement plans, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, policies and programs provide the Executive with incentive opportunities, savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than those provided by the Company and its affiliated companies for the Executive under such plans, policies and programs as in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, policies and programs provided by the Company and its affiliated companies (including to the extent they exist and without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than such plans, practices, policies and programs in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies. During the Employment Period, the Executive shall be entitled to perquisites, including, without limitation, an office, secretarial and clerical staff, and to fringe benefits, including, without limitation, the payment of allowances for, and reimbursement of, automobile expenses, and cellular telephone charges, in each case at least equal to those attached to his office immediately prior to the Effective Date.

     c. Vacation. The Executive shall be entitled to receive such paid vacation time each year during the term of this Agreement as is consistent with the then current vacation policy or practice of the Company for Executive's position. Such vacation shall be taken at a time convenient to the Company. Any vacation time to which the Executive is entitled in accordance with the foregoing that is not taken by the Executive in any year during the Employment Period shall not be cumulative, and the Executive shall not receive any cash or noncash benefit in lieu of vacation time not taken by the Executive except that Executive shall be entitled to receive cash in lieu of any unused vacation time applicable for the year in which any termination of employment occurs.

     d. Expenses. Upon submission of proper vouchers, the Company will pay or reimburse the Executive for reasonable transportation, hotel, travel and related expenses incurred by the Executive on business trips away from the Executive's principal office, and for other business and entertainment expenses reasonably incurred by the Executive in connection with the business of the Company and its subsidiaries during the Employment Period, all subject to such limitations as may from time to time be prescribed by the Board.

     e. Indemnity. The Executive shall be entitled to and shall be provided the benefits of indemnification and director and officer liability insurance on the same basis as in effect immediately preceding the Effective Date, or if more favorable to the Executive, as in effect at any time thereafter with respect to other officers of similar position and responsibility. Indemnification under this Section shall be in addition to any other indemnification rights of the Executive whether by separate contract, under the Company's articles of incorporation or bylaws, or otherwise.

         6.       Termination.

     a. Death or Disability. Executive's employment shall terminate automatically upon the Executive's death. The Company may terminate Executive's employment upon Executive's Disability, effective as of the applicable date of his Disability, by giving to the Executive written notice of termination of the Executive's employment.

     b. Cause. The Company may terminate the Executive's employment for "Cause" upon written notice as required herein. Executive's employment shall in no event be considered to have been terminated by the Company for Cause if such termination was not as a result of an Employment Law Violation but took place as the result of (i) bad judgment or negligence, or (ii) any act or omission without intent of gaining therefrom directly or indirectly a profit to which the Executive was not legally entitled, or (iii) any act or omission believed by the Executive in good faith to have been in or not opposed to the interest of the Company, or (iv) any act or omission in respect of which a determination is made that the Executive met the applicable standard of conduct prescribed for indemnification or reimbursement or payment of expenses under the by-laws of the Company or the laws of the State of Florida or the directors and officers liability insurance of the Company, in each case as in effect at the time of such act or omission. The Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to the Executive and an opportunity for the Executive, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board, the Executive was guilty of conduct contained in the definition of Cause and specifying the particulars thereof in detail.

     c. Good Reason. The Executive's employment may be terminated by the Executive at any time for Good Reason. Executive's employment shall in no event be considered to have been terminated by Executive for Good Reason if such termination by the Executive took place as a result of changes in the Executive's functions, duties and responsibilities resulting solely from the Company no longer being a reporting company under the Federal securities laws or the Company being a subsidiary of another company.

     d. Voluntary Termination. The Executive's employment may be terminated by the Executive at any time; provided that the extent of the rights to continued compensation shall differ depending upon whether the voluntary termination occurs before the first anniversary of the Effective Date or on or after the first anniversary of the Effective Date.

     e. Other Termination. At any time, the Company may terminate the employment of the Executive for reason other than Cause, death or Disability (a "Without Cause Termination").

     f. Notice of Termination. Any termination of the Executive's employment by the Company for Cause or due to Disability or by the Executive for Good Reason or otherwise shall be communicated by Notice of Termination to the other party. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, if applicable, and (iii) if the termination date is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than 15 days after the giving of such notice).

     g. Date of Termination. If the Executive's employment is terminated for any reason, whether pursuant to the terms of this Agreement or otherwise, then the date of death (in the case of termination occasioned by the death of the Executive) or otherwise the date set forth in the Notice of Termination as the termination date of the Executive's employment shall be deemed the "Date of Termination."

     7. Compensation Upon Termination, During Disability or Following Death.

     a. During Disability. During any period that the Executive is unable to perform his duties hereunder during the Employment Period as a result of incapacity due to physical or mental illness or injury, the Company shall continue to pay to the Executive his full Base Salary and other benefits as in effect immediately prior to such physical or mental illness or injury (including without limitation annual bonus payments in amounts no less than were paid to the Executive with respect to the most recent full fiscal year of the Company preceding the Effective Date or if more favorable to the Executive, in amounts provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies) through the Date of Termination and then thereafter continuing through any then remaining portion of the Employment Period.

     b. Death. If during the Employment Period the Executive's employment is terminated by reason of death, the Company shall (w) pay to the Executive or his estate a lump sum payment (made within 10 days after the Date of Termination) equal to the Executive's Base Salary divided by twelve multiplied by the number of full or partial months remaining in the Employment Period, (x) pay to the Executive or his estate an additional lump sum payment (made within 10 days after the Date of Termination) equal to (A) the highest amount of the annual incentive compensation, including annual bonus, received or deferred, by the Executive for the most recent three (3) full fiscal years immediately prior to the fiscal year in which the Date of Termination occurs, divided by (B) twelve, multiplied by (C) the number of full or partial months remaining in the Employment Period, (y) provide to the Executive's surviving dependents the medical insurance benefits contemplated by Section 5.b. at the expense of the Company for one year from the Date of Termination or through the end of the Employment Period whichever is longer and (z) make available to the Executive's surviving dependents the medical benefits, which are at least equal to and at a cost which is comparable to, those benefits required to be provided and the costs required to be offered under "COBRA" for a period of eighteen months after the expiration of the Company's obligations under clause (y) above and for any additional period and to the extent required under "COBRA."

     c. Cause; Voluntary Termination Prior to One Year. If the Executive's employment shall be terminated either (i) for Cause by the Company or (ii) voluntarily by the Executive prior to the first anniversary of the Effective Date other than for Good Reason, the Company shall pay the Executive's full Base Salary through the Date of Termination at the rate in effect at the time Notice of Termination is given and shall have no further obligations to the Executive under this Agreement.

     d. Good Reason; Voluntary Termination on or After One Year; Without Cause. If, during the Employment Period, (i) the Company shall terminate the Executive's employment other than for Cause, death or Disability (i.e. a Without Cause Termination), (ii) the employment of the Executive shall be terminated by the Executive for Good Reason or (iii) the Executive shall terminate his employment on or after the first anniversary date of the Effective Date for any reason or no reason, the Company shall (x) pay to the Executive as severance pay hereunder and in lieu of any other amounts due hereunder a lump sum payment (made within 10 days after the Date of Termination) equal to (A) the Applicable Factor times the Executive's then current Base Salary and the Applicable Factor times the highest amount of the annual incentive compensation, including annual bonus, received or deferred by the Executive for the three (3) fiscal years immediately prior to the fiscal year in which the Date of Termination occurs,
(y) provide to the  Executive the medical  insurance  benefits  contemplated  by
Section 5.b. at the expense of the Company for one year from the Date of Termination or through the end of the Employment Period whichever is longer and
(z) make available to the Executive the medical benefits, which are at least equal to and at a cost which is comparable to, those benefits required to be provided and the costs required to be offered under "COBRA" for a period of eighteen months after the expiration of the Company's obligations under clause
(y) above and for any additional period and to the extent required under "COBRA."

     e. Release. Payment of any compensation to the Executive under this Section 7 following termination of employment shall be conditioned upon the prior receipt by the Company of a release executed by the Executive in substantially the form attached to this Agreement as Exhibit A.

     8. Non-Exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor shall anything herein limit or otherwise affect such rights as the Executive may have under any other agreements with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company or of any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan or program.

         9.       Executive Obligations.

     a. For the Employment Period the Executive will not do or say anything that reasonably may be expected to have the effect of diminishing or impairing the goodwill and good reputation of the Company and its officers, directors and products nor will the Executive intentionally disparage or injure the reputation of the Company by making any material negative statements about the Company's methods of doing business, the effectiveness of its business policies and the quality of its products or personnel.

     b. The Executive hereby agrees that during the Executive's employment by the Company and for the Applicable Number of Months following termination of the Executive's employment during the Employment Period either (i) by the Company other than for Cause, death or Disability or (ii) by the Executive for Good Reason or after the first anniversary date of the Effective Date for any reason or no reason, the Executive shall not act in any manner or capacity, directly or indirectly, in any individual or representative capacity, whether as principal, agent, partner, officer, director, employee, joint venturer, member of any business entity, consultant, advisor or investor (except that the Executive shall have the right hereunder to own up to 2% of one or more public companies having a class of equity securities registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended) or otherwise, in or for any business entity or enterprise which competes with the Company in any geographic area served by the Company at the time of the Executive's termination and engages as its primary line of business in the sale of automotive parts or accessories to retail customers or to commercial auto repair outlets (the "Business");

     c. The Executive hereby agrees that during the Executive's employment by the Company and following the termination of the Executive's employment, the Executive shall not without the prior written consent of the Company, divulge, disclose or make accessible to any other person, firm, partnership or company or other entity any Confidential Information which shall not include information known generally or available to the public or of information not considered confidential by persons engaged in the business conducted by the Company or from disclosure required by law or court order pertaining to the Business except (x) while employed by the Company in the Business and for the benefit of the Company or (y) when required to do so by a court of competent jurisdiction, by any governmental agency, or by any administrative body or legislative body (including a committee thereof) with purported or apparent jurisdiction to order the Executive to divulge, disclose or make accessible such information.

     d. The Executive hereby agrees that during the Executive's employment by the Company and for the Applicable Number of Months following the termination of the Executive's employment, the Executive shall not without the prior written consent of the Company solicit or hire away any person who is then an employee of the Company and was an employee of the Company at any time after the Effective Date and prior to termination of the Executive's employment.

     e. The Executive also agrees that upon leaving the Company's employ he will not take with him, without the prior written consent of an officer authorized to act in the matter by the Board, any drawing, blueprint, business strategies, budgets, projections, nonpublic financial information, manuals, policies or other document of the Company, its subsidiaries, affiliates and divisions.

     f. If the scope of any restriction contained in Section 9.b., c. or d. hereof is too broad to permit enforcement of such restriction to its full extent, then such restriction shall be enforced to the maximum extent permitted by law, and the Executive hereby consents and agrees that such scope may be judicially modified accordingly in any proceedings brought to enforce such restrictions.

     g. The Executive acknowledges and agrees that the Company's remedy at law for any breach of the Executive's obligations under this Section 9 (other than Section 9.b.) may be inadequate, and agrees and consents that temporary and/or permanent injunctive relief may be granted in any proceeding which may be brought to enforce any provision hereof (other than Section 9.b.), without the necessity of proof of actual damage. In the event of any breach of the provisions of Section 9.b. hereof, as liquidated damages and in lieu of any other damages, payments to or actions by the Company, the Executive shall pay to the Company an amount equal to the product of (i) any lump sum payment made to Executive under this Agreement divided by twenty-four multiplied by (ii) twenty-four minus the number of months (including as a whole month any portion thereof) since the Executive's Date of Termination.

         10. Review by Counsel. The Executive has had sufficient time and the opportunity, whether or not exercised, to have this Agreement reviewed by counsel of the Executive's choosing and to be advised as to the Executive's rights and obligations hereunder.

         11. Successors.

     a. This Agreement shall not be assignable by either party without the consent of the other party.

     b. This Agreement shall be binding upon and inure to the benefit of the Company, its successors or assigns, by operation of law or otherwise, including without limitation any corporation or other entity or person which shall succeed (whether directly or indirectly, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Company, and the Company will require any parent company or successor, by agreement in form and substance satisfactory to the Executive, expressly to assume and agree to perform, or (in the case of a parent company) to guarantee the performance of, this Agreement. Except as otherwise provided herein this Agreement shall be binding upon and inure to the benefit of the Executive and his legal representatives, heirs, and assigns, provided, however, that in the event of the Executive's death prior to payment or distribution of all amounts, distributions, and benefits due him hereunder, each such unpaid amount and distribution shall be paid in accordance with this Agreement to the person or persons designated by the Executive to the Company to receive such payment or distribution and in the event the Executive has made no applicable designation, to the persons or persons designated by the Executive as the residuary beneficiaries of his estate if he dies testate or to his heirs at law under the intestate succession laws of his state of domicile if he dies intestate.

         12.      Miscellaneous.

     a. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

     b. Executive shall not be required to mitigate the amount of any payment or benefit provided for herein by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for herein be reduced by any compensation earned by Executive as a result of employment by another employer after the Date of Termination, or otherwise.

     c. All notices and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when received if personally delivered; when transmitted and the appropriate facsimile confirmation is received if transmitted by facsimile or similar electronic transmission method; one working day after it is sent, if sent by recognized expedited delivery service; and five days after it is sent, if mailed, first class mail, certified mail, return receipt requested, with postage prepaid. In each case notice shall be sent to:

                  To the Executive:
                  William C. Perkins
                  Tampa, Florida 33647

                  To the Company:
                  Discount Auto Parts, Inc.
                  4900 Frontage Road South
                  Lakeland, Florida  33815
                  Attention: President
                  Telecopy:  (863) 284-2063

or to such other address as either party may have specified in writing to the other using the procedures specified above in this Section 12.c.

     d. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

     e. The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

     f. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof.

     g. The Executive shall not have any right to pledge, hypothecate, anticipate, or in any way create a lien upon any amounts provided under this Agreement, and no payments or benefits due hereunder shall be assignable in anticipation of payment either by voluntary or involuntary acts or by operation of law. So long as the Executive lives, no person, other than the parties hereto, shall have any rights under or interest in this Agreement or the subject matter hereof.

     h. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

     i. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together constitute one and the same instrument.

     j. Notwithstanding the pendency of any dispute or controversy concerning termination of employment or the effects thereof, the Company will continue to pay Executive semi-monthly the full compensation in effect immediately before any Notice of Termination giving rise to the dispute was given (including, but not limited to, Base Salary and bonus or incentive pay) and continue Executive as a participant in all compensation, benefit and insurance plans in which the Executive was then participating, until the dispute is finally resolved. Amounts paid under this paragraph are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement except as otherwise determined in any legal proceedings brought with respect to enforcement of this Agreement.

     k. The Executive and the Company acknowledge that this Agreement, although binding on the parties hereto, shall have not become effective, and is not intended to alter in any way the current relationship of the Executive and the Company, prior to the Effective Date. This Agreement shall terminate and there shall be no further rights or liabilities hereunder upon a termination of the Executive's employment prior to the Effective Date.

     l. The Executive and the Company acknowledge that no funds shall be set aside or deposited in trust in advance by the Company for paying benefits under this Agreement and thus no benefits under this Agreement shall be considered funded for any purposes.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

WITNESSES:
                                    DISCOUNT AUTO PARTS, INC.

    /s/ Kristi Mullis
                                    By: /s/ Peter J. Fontaine
                                    Peter J. Fontaine, Chief Executive Officer

                                              "Company"

    /s/ Marta M. Jones              /s/ William C. Perkins
                                    William C. Perkins

                                              "Executive"

                                    EXHIBIT A

                                 Form of Release


         WHEREAS,   _______________________________   (the  "Executive")  is  an
employee of Discount Auto Parts, Inc., (the "Company") and is a party to the Change of Control Employment Agreement dated __________________ (the "Agreement");

         WHEREAS, the Executive's employment has been terminated in accordance with Section ___ of the Agreement; and

         WHEREAS, the Executive is required to sign this Release in order to receive the payment of any compensation under Section __ of the Agreement following termination of employment.

         NOW, THEREFORE, in consideration of the promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound, the Executive agrees as follows:

     1. This Release is effective on the date hereof and will continue in effect as provided herein.

     2. In consideration of the payments to be made and the benefits to be received by the Executive pursuant to the Agreement, which the Executive acknowledges are in addition to payment and benefits to which the Executive would be entitled to but for the Agreement, the Executive, for the Executive and the Executive's dependents, successors, assigns, heirs, executors and administrators (and the Executive and their legal representatives of every kind), hereby releases, dismisses, remises and forever discharges the Company, its predecessors, parents, subsidiaries, divisions, related or affiliated companies, officers, directors, stockholders, members, employees, heirs, successors, assigns, representatives, agents and counsel (collectively the "Released Party") from any and all arbitrations, claims, including claims for attorney's fees, demands, damages, suits, proceedings, actions and/or causes of action of any kind and every description, whether known or unknown, which the Executive now has or may have had for, upon, or by reason of any cause whatsoever ("claims"), against the Released Party, including but not limited to:

         (a) any and all claims arising out of or relating to Executive's employment by or service with the Company and the Executive's termination from the Company.

         (b) any and all claims of discrimination, including but not limited to claims of discrimination on the basis of sex, race, age, national origin, marital status, religion or handicap, including, specifically, but without limiting the generality of the foregoing, any claims under the Age Discrimination in Employment Act, as amended, Title VII of the Civil Rights Act of 1964, as amended, the Americans with Disabilities Act; and

         (c) any and all claims of wrongful or unjust discharge or breach of any contract or promise, express or implied.

     3. The Executive understands and acknowledges that the Company does not admit any violation of law, liability or invasion of any of the Executive rights and that any such violation, liability or invasion is expressly denied. The consideration provided for this Release is made for the purpose of settling and extinguishing all claims and rights (and every other similar or dissimilar matter) that the Executive ever had or now may have against the Company to the extent provided in this Release. The Executive further agrees and acknowledges that no representations, promises or inducements have been made that the Company other than as appear in the Agreement.

     4. The Executive further agrees and acknowledges that:

         (a) The Release provided for herein releases claims to and including the date of this Release;

         (b) The Executive has been advised by the Company to consult with legal counsel prior to executing this Release, has had an opportunity to consult with and to be advised by legal counsel of the Executive's choice, fully understands the terms of this Release, and enters into this Release freely, voluntarily and intending to be found.

     The Executive agrees that the Executive will never file a lawsuit or other complaint asserting any claim that is released in this Release.

         IN WITNESS WHEREOF, the Executive has executed and delivered this Release on the date set forth below.



Dated:                           _____________________________________Executive

                                  EXHIBIT 10.22

                                CHANGE OF CONTROL
                              EMPLOYMENT AGREEMENT



         THIS AGREEMENT is between DISCOUNT AUTO PARTS, INC., a Florida corporation (the "Company"), and C. MICHAEL MOORE, residing at, Clearwater, Florida 34622 (the "Executive") and is dated as of the 17th day of January, 2000.


                                   WITNESSETH:


     WHEREAS, the Executive is a principal officer of the Company and an integral part of its management; and

     WHEREAS, the Company recognizes that even the possibility of a change of control and the uncertainty and questions which it may raise may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders during a critical time; and

     WHEREAS, the Company considers it in the best interest of the Company and its shareholders that the Executive be encouraged to remain with the Company in the event of any actual or threatened change of control of the Company; and

     WHEREAS, the Company's Board of Directors (the "Board") has determined that appropriate steps should be taken now to reinforce and encourage members of the Company's management;

     NOW,  THEREFORE,   in  consideration  of  the  above  premises  and  mutual
agreements herein set forth and the services performed and to be performed by the Executive for the Company, the parties agree as follows:


1.       Operation of Agreement.

     This Agreement shall constitute a valid and binding contract between the parties immediately upon its execution. Nevertheless, the Executive and the Company shall have no obligations hereunder until, and this Agreement shall be effective without any action by any party only upon the first date on which a Change of Control (as defined in Section 2) has occurred; provided, however, that at the option of the Company this Agreement may be terminated on the first anniversary of written notice of termination given to the Executive by the Board prior to the Agreement's Effective Date (as defined in Section 2).

2.       Definitions.

     APPLICABLE FACTOR. For purposes of this Agreement, "Applicable Factor" shall equal the Applicable Number of Months divided by 12.

     APPLICABLE NUMBER OF MONTHS. For purposes of this Agreement, "Applicable Number of Months" shall equal the number of months in the Employment Period, as specified under Section 3.

     CAUSE. For purposes of this Agreement, "Cause" shall mean termination resulting from (i) acts of dishonesty by the Executive constituting a felony and resulting or intended to result directly or indirectly in gain or personal enrichment to the Executive at the expense of the Company, (ii) a final determination by a court or other trier of fact (without any further rights to appeal) to the effect that the Executive engaged in employment discrimination, sexual harassment and/or similar employment relationship activities in violation of any applicable law and resulting in material damage to or liability of the Company (an "Employment Law Violation") or (iii) willful and continued failure by Executive to substantially perform his duties with the Company (other than any such failure resulting from Disability (as defined herein)) after a demand in writing for substantial performance is delivered to the Executive by the Board, which demand specifically identifies the manner in which the Board believes that the Executive has not substantially performed his duties, and such failure to perform the Executive's duties results in demonstrably material injury to the Company.

     CHANGE OF CONTROL. For the purpose of this Agreement, a "Change of Control" shall occur if (i) the Company shall not be the surviving entity in any merger or consolidation (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company), (ii) the Company sells, leases or exchanges or agrees to sell, lease or exchange all or substantially all of its assets to any other person or entity (other than a wholly-owned subsidiary of the Company), (iii) the Company is to be dissolved and liquidated,
(iv) any  person or  entity,  including  a "group"  as  contemplated  by Section
13(d)(3) of the 1934 Act, (other than Peter Fontaine, Fontaine Industries Limited Partnership, Fontaine Enterprises Limited Partnership or any of their respective affiliates and other than (A) any employee plan established by the Company, (B) the Company, (C) an underwriter temporarily holding securities pursuant to an offering of such securities or (D) a corporation owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company) acquires or gains beneficial ownership or control (including, without limitation, power to vote) of more than 25% of the combined voting power of the Company's then outstanding voting securities, or (v) as a result of or in connection with any cash tender or exchange offer, merger or other business combination, sales of assets or a contested election for the board of directors, or any combination of the foregoing transactions (a "Transaction"), the persons who were directors of the Company before such Transaction shall cease to constitute a majority of the Board.

     EFFECTIVE DATE. For purposes of this Agreement, " Effective Date" shall mean the first date on which a Change of Control has occurred.

     DISABILITY. For purposes of this Agreement, "Disability" shall mean that the Executive is unable to perform the essential functions of the job for which the Executive is being employed hereunder, with or without reasonable accommodation, by reason of his illness, accident or other cause, including mental disability, for a period of six consecutive calendar months, or an aggregate of nine months during any continuous twelve-month period.

     GOOD REASON. For purposes of this Agreement, "Good Reason" shall mean:

     (i) A determination by the Executive made in good faith that his primary management functions, duties or responsibilities have been diminished in any material respect and the situation is not remedied within 30 days after receipt by the Company of written notice from the Executive of such determination;

     (ii) Any requirement that the Executive relocate his principal office outside of Polk County, Florida;

     (iii) Any modification to the rights to indemnification or director and officer liability insurance under which the Executive is covered immediately prior to the Effective Date which substantially reduces the benefits available to the Executive under such indemnification or insurance; or

     (iv) A breach by the Company of any provision of this Agreement not embraced within the foregoing clause (i), (ii) or (iii) which is not remedied within 30 days after receipt by the Company of written notice from the Executive.

         3.       Employment Period.

     a. Unless terminated pursuant to Section 6, the Company hereby agrees to continue the Executive in its employ for the period commencing on the Effective Date and ending on the date which is the Applicable Number of Months following such date (the "Employment Period"). Unless terminated pursuant to Section 6, the Executive agrees to remain in the employ of the Company until such time as the Executive gives the Company at least 30 days written notice of the Executive's intent to voluntarily terminate employment.

     b. For purposes of this Agreement, the Applicable Number of Months will be equal to twenty-four (24) months.

         4.       Position and Duties.

     a. During the Employment Period, the Executive shall continue to serve as a principal officer of the Company with office, title and primary management functions, duties, and responsibilities substantially similar to those held and performed during the 90-day period immediately preceding the Effective Date provided that any change in such functions, duties and responsibilities which results solely from the Company no longer being a reporting company under the Federal securities laws or the Company being a subsidiary of another company shall not be considered a change in functions, duties or responsibilities for any purpose under this Agreement.

     b. During the Employment Period, the Executive shall devote the Executive's full time and efforts during normal business hours to the business and affairs of the Company except for reasonable vacations and except for illness or incapacity, but nothing in this Agreement shall preclude the Executive from (i) devoting reasonable periods required for serving as a director or member of a committee of any organization involving no conflict of interest with the interests of the Company, (ii) engaging in charitable and community activities and professional organizations and (iii) managing personal investments, so long as such activities do not materially interfere with the regular performance of his duties and responsibilities under this Agreement.

     c. Executive shall have as his principal office and shall perform his duties hereunder primarily at the Company's headquarters at 4900 Frontage Road South, Lakeland, Florida 33815 or at such other location as the Board shall direct within Polk County, Florida.

         5.       Compensation.

     a. Base Salary. During the Employment Period, the Executive shall receive a base salary ("Base Salary") equal to the average of the Executive's monthly salary during the three full months immediately preceding the Effective Date multiplied by twelve. The Base Salary shall not be reduced after the Effective Date. The Base Salary will be paid in equal semi-monthly installments.

     b. Other Non-Salary Benefits. During the Employment Period, the Executive shall be entitled to participate in all bonus, incentive, savings and retirement plans, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, policies and programs provide the Executive with incentive opportunities, savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than those provided by the Company and its affiliated companies for the Executive under such plans, policies and programs as in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, policies and programs provided by the Company and its affiliated companies (including to the extent they exist and without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than such plans, practices, policies and programs in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies. During the Employment Period, the Executive shall be entitled to perquisites, including, without limitation, an office, secretarial and clerical staff, and to fringe benefits, including, without limitation, the payment of allowances for, and reimbursement of, automobile expenses, and cellular telephone charges, in each case at least equal to those attached to his office immediately prior to the Effective Date.

     c. Vacation. The Executive shall be entitled to receive such paid vacation time each year during the term of this Agreement as is consistent with the then current vacation policy or practice of the Company for Executive's position. Such vacation shall be taken at a time convenient to the Company. Any vacation time to which the Executive is entitled in accordance with the foregoing that is not taken by the Executive in any year during the Employment Period shall not be cumulative, and the Executive shall not receive any cash or noncash benefit in lieu of vacation time not taken by the Executive except that Executive shall be entitled to receive cash in lieu of any unused vacation time applicable for the year in which any termination of employment occurs.

     d. Expenses. Upon submission of proper vouchers, the Company will pay or reimburse the Executive for reasonable transportation, hotel, travel and related expenses incurred by the Executive on business trips away from the Executive's principal office, and for other business and entertainment expenses reasonably incurred by the Executive in connection with the business of the Company and its subsidiaries during the Employment Period, all subject to such limitations as may from time to time be prescribed by the Board.

     e. Indemnity. The Executive shall be entitled to and shall be provided the benefits of indemnification and director and officer liability insurance on the same basis as in effect immediately preceding the Effective Date, or if more favorable to the Executive, as in effect at any time thereafter with respect to other officers of similar position and responsibility. Indemnification under this Section shall be in addition to any other indemnification rights of the Executive whether by separate contract, under the Company's articles of incorporation or bylaws, or otherwise.

         6.       Termination.

     a. Death or Disability. Executive's employment shall terminate automatically upon the Executive's death. The Company may terminate Executive's employment upon Executive's Disability, effective as of the applicable date of his Disability, by giving to the Executive written notice of termination of the Executive's employment.

     b. Cause. The Company may terminate the Executive's employment for "Cause" upon written notice as required herein. Executive's employment shall in no event be considered to have been terminated by the Company for Cause if such termination was not as a result of an Employment Law Violation but took place as the result of (i) bad judgment or negligence, or (ii) any act or omission without intent of gaining therefrom directly or indirectly a profit to which the Executive was not legally entitled, or (iii) any act or omission believed by the Executive in good faith to have been in or not opposed to the interest of the Company, or (iv) any act or omission in respect of which a determination is made that the Executive met the applicable standard of conduct prescribed for indemnification or reimbursement or payment of expenses under the by-laws of the Company or the laws of the State of Florida or the directors and officers liability insurance of the Company, in each case as in effect at the time of such act or omission. The Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to the Executive and an opportunity for the Executive, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board, the Executive was guilty of conduct contained in the definition of Cause and specifying the particulars thereof in detail.

     c. Good Reason. The Executive's employment may be terminated by the Executive at any time for Good Reason. Executive's employment shall in no event be considered to have been terminated by Executive for Good Reason if such termination by the Executive took place as a result of changes in the Executive's functions, duties and responsibilities resulting solely from the Company no longer being a reporting company under the Federal securities laws or the Company being a subsidiary of another company.

     d. Voluntary Termination. The Executive's employment may be terminated by the Executive at any time; provided that the extent of the rights to continued compensation shall differ depending upon whether the voluntary termination occurs before the first anniversary of the Effective Date or on or after the first anniversary of the Effective Date.

     e. Other Termination. At any time, the Company may terminate the employment of the Executive for reason other than Cause, death or Disability (a "Without Cause Termination").

     f. Notice of Termination. Any termination of the Executive's employment by the Company for Cause or due to Disability or by the Executive for Good Reason or otherwise shall be communicated by Notice of Termination to the other party. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, if applicable, and (iii) if the termination date is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than 15 days after the giving of such notice).

     g. Date of Termination. If the Executive's employment is terminated for any reason, whether pursuant to the terms of this Agreement or otherwise, then the date of death (in the case of termination occasioned by the death of the Executive) or otherwise the date set forth in the Notice of Termination as the termination date of the Executive's employment shall be deemed the "Date of Termination."

         7. Compensation Upon Termination, During Disability or Following Death.

     a. During Disability. During any period that the Executive is unable to perform his duties hereunder during the Employment Period as a result of incapacity due to physical or mental illness or injury, the Company shall continue to pay to the Executive his full Base Salary and other benefits as in effect immediately prior to such physical or mental illness or injury (including without limitation annual bonus payments in amounts no less than were paid to the Executive with respect to the most recent full fiscal year of the Company preceding the Effective Date or if more favorable to the Executive, in amounts provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies) through the Date of Termination and then thereafter continuing through any then remaining portion of the Employment Period.

     b. Death. If during the Employment Period the Executive's employment is terminated by reason of death, the Company shall (w) pay to the Executive or his estate a lump sum payment (made within 10 days after the Date of Termination) equal to the Executive's Base Salary divided by twelve multiplied by the number of full or partial months remaining in the Employment Period, (x) pay to the Executive or his estate an additional lump sum payment (made within 10 days after the Date of Termination) equal to (A) the highest amount of the annual incentive compensation, including annual bonus, received or deferred, by the Executive for the most recent three (3) full fiscal years immediately prior to the fiscal year in which the Date of Termination occurs, divided by (B) twelve, multiplied by (C) the number of full or partial months remaining in the Employment Period, (y) provide to the Executive's surviving dependents the medical insurance benefits contemplated by Section 5.b. at the expense of the Company for one year from the Date of Termination or through the end of the Employment Period whichever is longer and (z) make available to the Executive's surviving dependents the medical benefits, which are at least equal to and at a cost which is comparable to, those benefits required to be provided and the costs required to be offered under "COBRA" for a period of eighteen months after the expiration of the Company's obligations under clause (y) above and for any additional period and to the extent required under "COBRA."

     c. Cause; Voluntary Termination Prior to One Year. If the Executive's employment shall be terminated either (i) for Cause by the Company or (ii) voluntarily by the Executive prior to the first anniversary of the Effective Date other than for Good Reason, the Company shall pay the Executive's full Base Salary through the Date of Termination at the rate in effect at the time Notice of Termination is given and shall have no further obligations to the Executive under this Agreement.

     d. Good Reason; Voluntary Termination on or After One Year; Without Cause. If, during the Employment Period, (i) the Company shall terminate the Executive's employment other than for Cause, death or Disability (i.e. a Without Cause Termination), (ii) the employment of the Executive shall be terminated by the Executive for Good Reason or (iii) the Executive shall terminate his employment on or after the first anniversary date of the Effective Date for any reason or no reason, the Company shall (x) pay to the Executive as severance pay hereunder and in lieu of any other amounts due hereunder a lump sum payment (made within 10 days after the Date of Termination) equal to (A) the Applicable Factor times the Executive's then current Base Salary and the Applicable Factor times the highest amount of the annual incentive compensation, including annual bonus, received or deferred by the Executive for the three (3) fiscal years immediately prior to the fiscal year in which the Date of Termination occurs,
(y) provide to the  Executive the medical  insurance  benefits  contemplated  by
Section 5.b. at the expense of the Company for one year from the Date of Termination or through the end of the Employment Period whichever is longer and
(z) make available to the Executive the medical benefits, which are at least equal to and at a cost which is comparable to, those benefits required to be provided and the costs required to be offered under "COBRA" for a period of eighteen months after the expiration of the Company's obligations under clause
(y) above and for any additional period and to the extent required under "COBRA."

     e. Release. Payment of any compensation to the Executive under this Section 7 following termination of employment shall be conditioned upon the prior receipt by the Company of a release executed by the Executive in substantially the form attached to this Agreement as Exhibit A.

     8. Non-Exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor shall anything herein limit or otherwise affect such rights as the Executive may have under any other agreements with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company or of any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan or program.

         9.       Executive Obligations.

     a. For the Employment Period the Executive will not do or say anything that reasonably may be expected to have the effect of diminishing or impairing the goodwill and good reputation of the Company and its officers, directors and products nor will the Executive intentionally disparage or injure the reputation of the Company by making any material negative statements about the Company's methods of doing business, the effectiveness of its business policies and the quality of its products or personnel.

     b. The Executive hereby agrees that during the Executive's employment by the Company and for the Applicable Number of Months following termination of the Executive's employment during the Employment Period either (i) by the Company other than for Cause, death or Disability or (ii) by the Executive for Good Reason or after the first anniversary date of the Effective Date for any reason or no reason, the Executive shall not act in any manner or capacity, directly or indirectly, in any individual or representative capacity, whether as principal, agent, partner, officer, director, employee, joint venturer, member of any business entity, consultant, advisor or investor (except that the Executive shall have the right hereunder to own up to 2% of one or more public companies having a class of equity securities registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended) or otherwise, in or for any business entity or enterprise which competes with the Company in any geographic area served by the Company at the time of the Executive's termination and engages as its primary line of business in the sale of automotive parts or accessories to retail customers or to commercial auto repair outlets (the "Business");

     c. The Executive hereby agrees that during the Executive's employment by the Company and following the termination of the Executive's employment, the Executive shall not without the prior written consent of the Company, divulge, disclose or make accessible to any other person, firm, partnership or company or other entity any Confidential Information which shall not include information known generally or available to the public or of information not considered confidential by persons engaged in the business conducted by the Company or from disclosure required by law or court order pertaining to the Business except (x) while employed by the Company in the Business and for the benefit of the Company or (y) when required to do so by a court of competent jurisdiction, by any governmental agency, or by any administrative body or legislative body (including a committee thereof) with purported or apparent jurisdiction to order the Executive to divulge, disclose or make accessible such information.

     d. The Executive hereby agrees that during the Executive's employment by the Company and for the Applicable Number of Months following the termination of the Executive's employment, the Executive shall not without the prior written consent of the Company solicit or hire away any person who is then an employee of the Company and was an employee of the Company at any time after the Effective Date and prior to termination of the Executive's employment.

     e. The Executive also agrees that upon leaving the Company's employ he will not take with him, without the prior written consent of an officer authorized to act in the matter by the Board, any drawing, blueprint, business strategies, budgets, projections, nonpublic financial information, manuals, policies or other document of the Company, its subsidiaries, affiliates and divisions.

     f. If the scope of any restriction contained in Section 9.b., c. or d. hereof is too broad to permit enforcement of such restriction to its full extent, then such restriction shall be enforced to the maximum extent permitted by law, and the Executive hereby consents and agrees that such scope may be judicially modified accordingly in any proceedings brought to enforce such restrictions.

     g. The Executive acknowledges and agrees that the Company's remedy at law for any breach of the Executive's obligations under this Section 9 (other than Section 9.b.) may be inadequate, and agrees and consents that temporary and/or permanent injunctive relief may be granted in any proceeding which may be brought to enforce any provision hereof (other than Section 9.b.), without the necessity of proof of actual damage. In the event of any breach of the provisions of Section 9.b. hereof, as liquidated damages and in lieu of any other damages, payments to or actions by the Company, the Executive shall pay to the Company an amount equal to the product of (i) any lump sum payment made to Executive under this Agreement divided by twenty-four multiplied by (ii) twenty-four minus the number of months (including as a whole month any portion thereof) since the Executive's Date of Termination.

     10. Review by Counsel. The Executive has had sufficient time and the opportunity, whether or not exercised, to have this Agreement reviewed by counsel of the Executive's choosing and to be advised as to the Executive's rights and obligations hereunder.

         11.      Successors.

     a. This Agreement shall not be assignable by either party without the consent of the other party.

     b. This Agreement shall be binding upon and inure to the benefit of the Company, its successors or assigns, by operation of law or otherwise, including without limitation any corporation or other entity or person which shall succeed (whether directly or indirectly, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Company, and the Company will require any parent company or successor, by agreement in form and substance satisfactory to the Executive, expressly to assume and agree to perform, or (in the case of a parent company) to guarantee the performance of, this Agreement. Except as otherwise provided herein this Agreement shall be binding upon and inure to the benefit of the Executive and his legal representatives, heirs, and assigns, provided, however, that in the event of the Executive's death prior to payment or distribution of all amounts, distributions, and benefits due him hereunder, each such unpaid amount and distribution shall be paid in accordance with this Agreement to the person or persons designated by the Executive to the Company to receive such payment or distribution and in the event the Executive has made no applicable designation, to the persons or persons designated by the Executive as the residuary beneficiaries of his estate if he dies testate or to his heirs at law under the intestate succession laws of his state of domicile if he dies intestate.

         12.      Miscellaneous.

     a. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

     b. Executive shall not be required to mitigate the amount of any payment or benefit provided for herein by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for herein be reduced by any compensation earned by Executive as a result of employment by another employer after the Date of Termination, or otherwise.

     c. All notices and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when received if personally delivered; when transmitted and the appropriate facsimile confirmation is received if transmitted by facsimile or similar electronic transmission method; one working day after it is sent, if sent by recognized expedited delivery service; and five days after it is sent, if mailed, first class mail, certified mail, return receipt requested, with postage prepaid. In each case notice shall be sent to:

                  To the Executive:
                  C. Michael Moore
                  Clearwater, Florida 34622

                  To the Company:
                  Discount Auto Parts, Inc.
                  4900 Frontage Road South
                  Lakeland, Florida  33815
                  Attention: President
                  Telecopy:  (863) 284-2063

or to such other address as either party may have specified in writing to the other using the procedures specified above in this Section 12.c.

     d. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

     e. The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

     f. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof.

     g. The Executive shall not have any right to pledge, hypothecate, anticipate, or in any way create a lien upon any amounts provided under this Agreement, and no payments or benefits due hereunder shall be assignable in anticipation of payment either by voluntary or involuntary acts or by operation of law. So long as the Executive lives, no person, other than the parties hereto, shall have any rights under or interest in this Agreement or the subject matter hereof.

     h. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

     i. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together constitute one and the same instrument.

     j. Notwithstanding the pendency of any dispute or controversy concerning termination of employment or the effects thereof, the Company will continue to pay Executive semi-monthly the full compensation in effect immediately before any Notice of Termination giving rise to the dispute was given (including, but not limited to, Base Salary and bonus or incentive pay) and continue Executive as a participant in all compensation, benefit and insurance plans in which the Executive was then participating, until the dispute is finally resolved. Amounts paid under this paragraph are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement except as otherwise determined in any legal proceedings brought with respect to enforcement of this Agreement.

     k. The Executive and the Company acknowledge that this Agreement, although binding on the parties hereto, shall have not become effective, and is not intended to alter in any way the current relationship of the Executive and the Company, prior to the Effective Date. This Agreement shall terminate and there shall be no further rights or liabilities hereunder upon a termination of the Executive's employment prior to the Effective Date.

     l. The Executive and the Company acknowledge that no funds shall be set aside or deposited in trust in advance by the Company for paying benefits under this Agreement and thus no benefits under this Agreement shall be considered funded for any purposes.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

WITNESSES:
                                      DISCOUNT AUTO PARTS, INC.
/s/ Kristi Mullis

                                      By: /s/ Peter J. Fontaine
                                      Peter J. Fontaine, Chief Executive Officer

                                                 "Company"

/s/ Marta M. Jones                    /s/ C. Michael Moore
                                      C. Michael Moore

                                                "Executive"

                                    EXHIBIT A

                                 Form of Release


         WHEREAS,   _______________________________   (the  "Executive")  is  an
employee of Discount Auto Parts, Inc., (the "Company") and is a party to the Change of Control Employment Agreement dated __________________ (the "Agreement");

         WHEREAS, the Executive's employment has been terminated in accordance with Section ___ of the Agreement; and

         WHEREAS, the Executive is required to sign this Release in order to receive the payment of any compensation under Section __ of the Agreement following termination of employment.

         NOW, THEREFORE, in consideration of the promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound, the Executive agrees as follows:

     1. This Release is effective on the date hereof and will continue in effect as provided herein.

     2. In consideration of the payments to be made and the benefits to be received by the Executive pursuant to the Agreement, which the Executive acknowledges are in addition to payment and benefits to which the Executive would be entitled to but for the Agreement, the Executive, for the Executive and the Executive's dependents, successors, assigns, heirs, executors and administrators (and the Executive and their legal representatives of every kind), hereby releases, dismisses, remises and forever discharges the Company, its predecessors, parents, subsidiaries, divisions, related or affiliated companies, officers, directors, stockholders, members, employees, heirs, successors, assigns, representatives, agents and counsel (collectively the "Released Party") from any and all arbitrations, claims, including claims for attorney's fees, demands, damages, suits, proceedings, actions and/or causes of action of any kind and every description, whether known or unknown, which the Executive now has or may have had for, upon, or by reason of any cause whatsoever ("claims"), against the Released Party, including but not limited to:

         (a) any and all claims arising out of or relating to Executive's employment by or service with the Company and the Executive's termination from the Company.

         (b) any and all claims of discrimination, including but not limited to claims of discrimination on the basis of sex, race, age, national origin, marital status, religion or handicap, including, specifically, but without limiting the generality of the foregoing, any claims under the Age Discrimination in Employment Act, as amended, Title VII of the Civil Rights Act of 1964, as amended, the Americans with Disabilities Act; and

         (c) any and all claims of wrongful or unjust discharge or breach of any contract or promise, express or implied.

3. The Executive understands and acknowledges that the Company does not admit any violation of law, liability or invasion of any of the Executive rights and that any such violation, liability or invasion is expressly denied. The consideration provided for this Release is made for the purpose of settling and extinguishing all claims and rights (and every other similar or dissimilar matter) that the Executive ever had or now may have against the Company to the extent provided in this Release. The Executive further agrees and acknowledges that no representations, promises or inducements have been made that the Company other than as appear in the Agreement.

4. The Executive further agrees and acknowledges that:

     (a) The Release provided for herein releases claims to and including the date of this Release;

     (b) The Executive has been advised by the Company to consult with legal counsel prior to executing this Release, has had an opportunity to consult with and to be advised by legal counsel of the Executive's choice, fully understands the terms of this Release, and enters into this Release freely, voluntarily and intending to be found.

     The Executive agrees that the Executive will never file a lawsuit or other complaint asserting any claim that is released in this Release.

         IN WITNESS WHEREOF, the Executive has executed and delivered this Release on the date set forth below.


Dated:                                   Executive

                                  EXHIBIT 10.23

                                CHANGE OF CONTROL
                              EMPLOYMENT AGREEMENT



     THIS AGREEMENT is between DISCOUNT AUTO PARTS, INC., a Florida corporation (the "Company"), and , residing at , , (the "Executive") and is dated as of the 15th day of March , 2000.


                                   WITNESSETH:

     WHEREAS, the Executive is a principal officer of the Company and an integral part of its management; and

     WHEREAS, the Company recognizes that even the possibility of a change of control and the uncertainty and questions which it may raise may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders during a critical time; and

     WHEREAS, the Company considers it in the best interest of the Company and its shareholders that the Executive be encouraged to remain with the Company in the event of any actual or threatened change of control of the Company; and

     WHEREAS, the Company's Board of Directors (the "Board") has determined that appropriate steps should be taken now to reinforce and encourage members of the Company's management;

     NOW,  THEREFORE,   in  consideration  of  the  above  premises  and  mutual
agreements herein set forth and the services performed and to be performed by the Executive for the Company, the parties agree as follows:

1.       Operation of Agreement.

     This Agreement shall constitute a valid and binding contract between the parties immediately upon its execution. Nevertheless, the Executive and the Company shall have no obligations hereunder until, and this Agreement shall be effective without any action by any party only upon the first date on which a Change of Control (as defined in Section 2) has occurred; provided, however, that at the option of the Company this Agreement may be terminated on the first anniversary of written notice of termination given to the Executive by the Board prior to the Agreement's Effective Date (as defined in Section 2).

2.       Definitions.

     APPLICABLE FACTOR. For purposes of this Agreement, "Applicable Factor" shall equal:

     (a) the Applicable Number of Months, but if termination of the Executive's employment occurs more than 12 months after the occurrence of a Change of Control, then such number of months will be reduced (but not below zero) by the number of whole months from the first anniversary of the Change of Control through the date of the termination of the Executive's employment;

                  divided by

                  (b)      12.

     APPLICABLE NUMBER OF MONTHS. For purposes of this Agreement, "Applicable Number of Months" shall be as determined in accordance with Section 3.

     CAUSE. For purposes of this Agreement, "Cause" shall mean termination resulting from (i) acts of dishonesty by the Executive constituting a felony and resulting or intended to result directly or indirectly in gain or personal enrichment to the Executive at the expense of the Company, (ii) a final determination by a court or other trier of fact (without any further rights to appeal) to the effect that the Executive engaged in employment discrimination, sexual harassment and/or similar employment relationship activities in violation of any applicable law and resulting in material damage to or liability of the Company (an "Employment Law Violation") or (iii) willful and continued failure by Executive to substantially perform his duties with the Company (other than any such failure resulting from Disability (as defined herein)) after a demand in writing for substantial performance is delivered to the Executive by the Board, which demand specifically identifies the manner in which the Board believes that the Executive has not substantially performed his duties, and such failure to perform the Executive's duties results in demonstrably material injury to the Company.

     CHANGE OF CONTROL. For the purpose of this Agreement, a "Change of Control" shall occur if (i) the Company shall not be the surviving entity in any merger or consolidation (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company), (ii) the Company sells, leases or exchanges or agrees to sell, lease or exchange all or substantially all of its assets to any other person or entity (other than a wholly-owned subsidiary of the Company), (iii) the Company is to be dissolved and liquidated,
(iv) any  person or  entity,  including  a "group"  as  contemplated  by Section
13(d)(3) of the 1934 Act, (other than Peter Fontaine, Fontaine Industries Limited Partnership, Fontaine Enterprises Limited Partnership or any of their respective affiliates and other than (A) any employee plan established by the Company, (B) the Company, (C) an underwriter temporarily holding securities pursuant to an offering of such securities or (D) a corporation owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company) acquires or gains beneficial ownership or control (including, without limitation, power to vote) of more than 25% of the combined voting power of the Company's then outstanding voting securities, or (v) as a result of or in connection with any cash tender or exchange offer, merger or other business combination, sales of assets or a contested election for the board of directors, or any combination of the foregoing transactions (a "Transaction"), the persons who were directors of the Company before such Transaction shall cease to constitute a majority of the Board.

     EFFECTIVE DATE. For purposes of this Agreement, " Effective Date" shall mean the first date on which a Change of Control has occurred.

     DISABILITY. For purposes of this Agreement, "Disability" shall mean that the Executive is unable to perform the essential functions of the job for which the Executive is being employed hereunder, with or without reasonable accommodation, by reason of his illness, accident or other cause, including mental disability, for a period of six consecutive calendar months, or an aggregate of nine months during any continuous twelve-month period.

     GOOD REASON. For purposes of this Agreement, "Good Reason" shall mean:

     (i) A determination by the Executive made in good faith that his primary management functions, duties or responsibilities have been diminished in any material respect and the situation is not remedied within 30 days after receipt by the Company of written notice from the Executive of such determination;

     (ii) Any requirement that the Executive relocate his principal office outside of Polk County, Florida;

     (iii) Any modification to the rights to indemnification or director and officer liability insurance under which the Executive is covered immediately prior to the Effective Date which substantially reduces the benefits available to the Executive under such indemnification or insurance; or

     (iv) A breach by the Company of any provision of this Agreement not embraced within the foregoing clause (i), (ii) or (iii) which is not remedied within 30 days after receipt by the Company of written notice from the Executive.

     3. Employment Period.

     a. Unless terminated pursuant to Section 6, the Company hereby agrees to continue the Executive in its employ for the period commencing on the Effective Date and ending on the date which is a number of months following such date equal to the sum of (i) 12 months and (ii) the Applicable Number of Months (the "Employment Period"). Unless terminated pursuant to Section 6, the Executive agrees to remain in the employ of the Company until such time as the Executive gives the Company at least 30 days written notice of the Executive's intent to voluntarily terminate employment.

     b. For purposes of this Agreement, the Applicable Number of Months will be determined as of the Effective Date and shall be equal to the sum of the Executive's Tenure Credit as of the Effective Date and the Executive's Position Credit as of the Effective Date. The Tenure Credit shall be computed in accordance with the following table:

------------------------------------------ -------------------------------------

  If the Executive's Years of Service                Then, the Tenure Credit
  to the Company is:                                 shall be:
------------------------------------------ -------------------------------------
------------------------------------------ -------------------------------------

  Less than 6 years                                  None
------------------------------------------ -------------------------------------
------------------------------------------ -------------------------------------

  At least 6 years and less than 11 years            3 months
------------------------------------------ -------------------------------------
------------------------------------------ -------------------------------------

  At least 11 years and less than 16 years           6 months
------------------------------------------ -------------------------------------
------------------------------------------ -------------------------------------

  At least 16 years                                12 months
------------------------------------------ -------------------------------------

The Position Credit shall be computed in accordance with the following table:
------------------------------------------ -------------------------------------

  If the Executive's Position                   Then, the Position Credit
  with the Company is:                               shall be:
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------

   Division Manager                                 6 months
   or Department Director
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------

   Vice President                                  12 months
 ---------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
 Senior or Executive Vice President                18 months
----------------------------------------- --------------------------------------
         4.       Position and Duties.

     a. During the Employment Period, the Executive shall continue to serve as a principal officer of the Company with office, title and primary management functions, duties, and responsibilities substantially similar to those held and performed during the 90-day period immediately preceding the Effective Date provided that any change in such functions, duties and responsibilities which results solely from the Company no longer being a reporting company under the Federal securities laws or the Company being a subsidiary of another company shall not be considered a change in functions, duties or responsibilities for any purpose under this Agreement.

     b. During the Employment Period, the Executive shall devote the Executive's full time and efforts during normal business hours to the business and affairs of the Company except for reasonable vacations and except for illness or incapacity, but nothing in this Agreement shall preclude the Executive from (i) devoting reasonable periods required for serving as a director or member of a committee of any organization involving no conflict of interest with the interests of the Company, (ii) engaging in charitable and community activities and professional organizations and (iii) managing personal investments, so long as such activities do not materially interfere with the regular performance of his duties and responsibilities under this Agreement.

     c. Executive shall have as his principal office and shall perform his duties hereunder primarily at the Company's headquarters at 4900 Frontage Road South, Lakeland, Florida 33815 or at such other location as the Board shall direct within Polk County, Florida.

         5.       Compensation.

     a. Base Salary. During the Employment Period, the Executive shall receive a base salary ("Base Salary") equal to the average of the Executive's monthly salary during the three full months immediately preceding the Effective Date multiplied by twelve. The Base Salary shall not be reduced after the Effective Date. The Base Salary will be paid in equal semi-monthly installments.

     b. Other Non-Salary Benefits. During the Employment Period, the Executive shall be entitled to participate in all bonus, incentive, savings and retirement plans, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, policies and programs provide the Executive with incentive opportunities, savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than those provided by the Company and its affiliated companies for the Executive under such plans, policies and programs as in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, policies and programs provided by the Company and its affiliated companies (including to the extent they exist and without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than such plans, practices, policies and programs in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies. During the Employment Period, the Executive shall be entitled to perquisites, including, without limitation, an office, secretarial and clerical staff, and to fringe benefits, including, without limitation, the payment of allowances for, and reimbursement of, automobile expenses, and cellular telephone charges, in each case at least equal to those attached to his office immediately prior to the Effective Date.

     c. Vacation. The Executive shall be entitled to receive such paid vacation time each year during the term of this Agreement as is consistent with the then current vacation policy or practice of the Company for Executive's position. Such vacation shall be taken at a time convenient to the Company. Any vacation time to which the Executive is entitled in accordance with the foregoing that is not taken by the Executive in any year during the Employment Period shall not be cumulative, and the Executive shall not receive any cash or noncash benefit in lieu of vacation time not taken by the Executive except that Executive shall be entitled to receive cash in lieu of any unused vacation time applicable for the year in which any termination of employment occurs.

     d. Expenses. Upon submission of proper vouchers, the Company will pay or reimburse the Executive for reasonable transportation, hotel, travel and related expenses incurred by the Executive on business trips away from the Executive's principal office, and for other business and entertainment expenses reasonably incurred by the Executive in connection with the business of the Company and its subsidiaries during the Employment Period, all subject to such limitations as may from time to time be prescribed by the Board.

     e. Indemnity. The Executive shall be entitled to and shall be provided the benefits of indemnification and director and officer liability insurance on the same basis as in effect immediately preceding the Effective Date, or if more favorable to the Executive, as in effect at any time thereafter with respect to other officers of similar position and responsibility. Indemnification under this Section shall be in addition to any other indemnification rights of the Executive whether by separate contract, under the Company's articles of incorporation or bylaws, or otherwise.

         6.       Termination.

     a. Death or Disability. Executive's employment shall terminate automatically upon the Executive's death. The Company may terminate Executive's employment upon Executive's Disability, effective as of the applicable date of his Disability, by giving to the Executive written notice of termination of the Executive's employment.

     b. Cause. The Company may terminate the Executive's employment for "Cause" upon written notice as required herein. Executive's employment shall in no event be considered to have been terminated by the Company for Cause if such termination was not as a result of an Employment Law Violation but took place as the result of (i) bad judgment or negligence, or (ii) any act or omission without intent of gaining therefrom directly or indirectly a profit to which the Executive was not legally entitled, or (iii) any act or omission believed by the Executive in good faith to have been in or not opposed to the interest of the Company, or (iv) any act or omission in respect of which a determination is made that the Executive met the applicable standard of conduct prescribed for indemnification or reimbursement or payment of expenses under the by-laws of the Company or the laws of the State of Florida or the directors and officers liability insurance of the Company, in each case as in effect at the time of such act or omission. The Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to the Executive and an opportunity for the Executive, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board, the Executive was guilty of conduct contained in the definition of Cause and specifying the particulars thereof in detail.

     c. Good Reason. The Executive's employment may be terminated by the Executive at any time for Good Reason. Executive's employment shall in no event be considered to have been terminated by Executive for Good Reason if such termination by the Executive took place as a result of changes in the Executive's functions, duties and responsibilities resulting solely from the Company no longer being a reporting company under the Federal securities laws or the Company being a subsidiary of another company.

     d. Voluntary Termination. The Executive's employment may be terminated by the Executive at any time; provided that the extent of the rights to continued compensation shall differ depending upon whether the voluntary termination occurs before the first anniversary of the Effective Date or on or after the first anniversary of the Effective Date.

     e. Other Termination. At any time, the Company may terminate the employment of the Executive for reason other than Cause, death or Disability (a "Without Cause Termination").

     f. Notice of Termination. Any termination of the Executive's employment by the Company for Cause or due to Disability or by the Executive for Good Reason or otherwise shall be communicated by Notice of Termination to the other party. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, if applicable, and (iii) if the termination date is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than 15 days after the giving of such notice).

     g. Date of Termination. If the Executive's employment is terminated for any reason, whether pursuant to the terms of this Agreement or otherwise, then the date of death (in the case of termination occasioned by the death of the Executive) or otherwise the date set forth in the Notice of Termination as the termination date of the Executive's employment shall be deemed the "Date of Termination."

         7. Compensation Upon Termination, During Disability or Following Death.

     a. During Disability. During any period that the Executive is unable to perform his duties hereunder during the Employment Period as a result of incapacity due to physical or mental illness or injury, the Company shall continue to pay to the Executive his full Base Salary and other benefits as in effect immediately prior to such physical or mental illness or injury (including without limitation annual bonus payments in amounts no less than were paid to the Executive with respect to the most recent full fiscal year of the Company preceding the Effective Date or if more favorable to the Executive, in amounts provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies) through the Date of Termination and then thereafter for a period equal to the lesser of (i) any then remaining portion of the Employment Period, or (ii) the number of months equal to the sum of the Executive's Tenure Credit as of the Effective Date and the Executive's Position Credit as of the Effective Date.

     b. Death. If during the Employment Period the Executive's employment is terminated by reason of death, the Company shall: (w) pay to the Executive or his estate a lump sum payment (made within 10 days after the Date of Termination) equal to (A) the Executive's Base Salary divided by (B) twelve, multiplied by (C) the lesser of (i) the number of full or partial months remaining in the Employment Period or (ii) the number of months equal to the sum of the Executive's Tenure Credit as of the Effective Date and the Executive's Position Credit as of the Effective Date; (x) pay to the Executive or his estate an additional lump sum payment (made within 10 days after the Date of
Termination) equal to (A) the highest amount of the annual incentive compensation, including annual bonus, received or deferred, by the Executive for the most recent three (3) full fiscal years immediately prior to the fiscal year in which the Date of Termination occurs, divided by (B) twelve, multiplied by
(C) the lesser of (i) the number of full or partial months remaining in the Employment Period or (ii) the number of months equal to the sum of the Executive's Tenure Credit as of the Effective Date and the Executive's Position Credit as of the Effective Date; (y) provide to the Executive's surviving dependents the medical insurance benefits contemplated by Section 5.b. at the expense of the Company for one year from the Date of Termination or through the end of the Employment Period whichever is longer and (z) make available to the Executive's surviving dependents the medical benefits, which are at least equal to and at a cost which is comparable to, those benefits required to be provided and the costs required to be offered under "COBRA" for a period of eighteen months after the expiration of the Company's obligations under clause (y) above and for any additional period and to the extent required under "COBRA."

     c. Cause; Voluntary Termination Prior to One Year. If the Executive's employment shall be terminated either (i) for Cause by the Company or (ii) voluntarily by the Executive prior to the first anniversary of the Effective Date other than for Good Reason, the Company shall pay the Executive's full Base Salary through the Date of Termination at the rate in effect at the time Notice of Termination is given and shall have no further obligations to the Executive under this Agreement.

     d. Good Reason; Voluntary Termination on or After One Year; Without Cause. If, during the Employment Period, (i) the Company shall terminate the
Executive's employment other than for Cause, death or Disability (i.e., a Without Cause Termination), (ii) the employment of the Executive shall be terminated by the Executive for Good Reason or (iii) the Executive shall terminate his employment on or after the first anniversary date of the Effective Date for any reason or no reason, the Company shall (x) pay to the Executive as severance pay hereunder and in lieu of any other amounts due hereunder a lump sum payment (made within 10 days after the Date of Termination) equal to (A) the Applicable Factor times the Executive's then current Base Salary and the Applicable Factor times the highest amount of the annual incentive compensation, including annual bonus, received or deferred by the Executive for the three (3) fiscal years immediately prior to the fiscal year in which the Date of Termination occurs, (y) provide to the Executive the medical insurance benefits contemplated by Section 5.b. at the expense of the Company for one year from the Date of Termination or through the end of the Employment Period whichever is longer and (z) make available to the Executive the medical benefits, which are at least equal to and at a cost which is comparable to, those benefits required to be provided and the costs required to be offered under "COBRA" for a period of eighteen months after the expiration of the Company's obligations under clause (y) above and for any additional period and to the extent required under "COBRA."

     e. Release. Payment of any compensation to the Executive under this Section 7 following termination of employment shall be conditioned upon the prior receipt by the Company of a release executed by the Executive in substantially the form attached to this Agreement as Exhibit A.

     8. Non-Exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor shall anything herein limit or otherwise affect such rights as the Executive may have under any other agreements with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company or of any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan or program.

         9.       Executive Obligations.

     a. For the Employment Period the Executive will not do or say anything that reasonably may be expected to have the effect of diminishing or impairing the goodwill and good reputation of the Company and its officers, directors and products nor will the Executive intentionally disparage or injure the reputation of the Company by making any material negative statements about the Company's methods of doing business, the effectiveness of its business policies and the quality of its products or personnel.

     b. The Executive hereby agrees that during the Executive's employment by the Company and for the Applicable Number of Months following termination of the Executive's employment during the Employment Period either (i) by the Company other than for Cause, death or Disability or (ii) by the Executive for Good Reason or after the first anniversary date of the Effective Date for any reason or no reason, the Executive shall not act in any manner or capacity, directly or indirectly, in any individual or representative capacity, whether as principal, agent, partner, officer, director, employee, joint venturer, member of any business entity, consultant, advisor or investor (except that the Executive shall have the right hereunder to own up to 2% of one or more public companies having a class of equity securities registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended) or otherwise, in or for any business entity or enterprise which competes with the Company in any geographic area served by the Company at the time of the Executive's termination and engages as its primary line of business in the sale of automotive parts or accessories to retail customers or to commercial auto repair outlets (the "Business");

     c. The Executive hereby agrees that during the Executive's employment by the Company and following the termination of the Executive's employment, the Executive shall not without the prior written consent of the Company, divulge, disclose or make accessible to any other person, firm, partnership or company or other entity any Confidential Information which shall not include information known generally or available to the public or of information not considered confidential by persons engaged in the business conducted by the Company or from disclosure required by law or court order pertaining to the Business except (x) while employed by the Company in the Business and for the benefit of the Company or (y) when required to do so by a court of competent jurisdiction, by any governmental agency, or by any administrative body or legislative body (including a committee thereof) with purported or apparent jurisdiction to order the Executive to divulge, disclose or make accessible such information.

     d. The Executive hereby agrees that during the Executive's employment by the Company and for the Applicable Number of Months following the termination of the Executive's employment, the Executive shall not without the prior written consent of the Company solicit or hire away any person who is then an employee of the Company and was an employee of the Company at any time after the Effective Date and prior to termination of the Executive's employment.

     e. The Executive also agrees that upon leaving the Company's employ he will not take with him, without the prior written consent of an officer authorized to act in the matter by the Board, any drawing, blueprint, business strategies, budgets, projections, nonpublic financial information, manuals, policies or other document of the Company, its subsidiaries, affiliates and divisions.

     f. If the scope of any restriction contained in Section 9.b., c. or d. hereof is too broad to permit enforcement of such restriction to its full extent, then such restriction shall be enforced to the maximum extent permitted by law, and the Executive hereby consents and agrees that such scope may be judicially modified accordingly in any proceedings brought to enforce such restrictions.

     g. The Executive acknowledges and agrees that the Company's remedy at law for any breach of the Executive's obligations under this Section 9 (other than Section 9.b.) may be inadequate, and agrees and consents that temporary and/or permanent injunctive relief may be granted in any proceeding which may be brought to enforce any provision hereof (other than Section 9.b.), without the necessity of proof of actual damage. In the event of any breach of the provisions of Section 9.b. hereof, as liquidated damages and in lieu of any other damages, payments to or actions by the Company, the Executive shall pay to the Company an amount equal to the product of (i) any lump sum payment made to Executive under this Agreement divided by twenty-four multiplied by (ii) twenty-four minus the number of months (including as a whole month any portion thereof) since the Executive's Date of Termination.

         10. Review by Counsel. The Executive has had sufficient time and the opportunity, whether or not exercised, to have this Agreement reviewed by counsel of the Executive's choosing and to be advised as to the Executive's rights and obligations hereunder.

         11.      Successors.

     a. This Agreement shall not be assignable by either party without the consent of the other party.

     b. This Agreement shall be binding upon and inure to the benefit of the Company, its successors or assigns, by operation of law or otherwise, including without limitation any corporation or other entity or person which shall succeed (whether directly or indirectly, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Company, and the Company will require any parent company or successor, by agreement in form and substance satisfactory to the Executive, expressly to assume and agree to perform, or (in the case of a parent company) to guarantee the performance of, this Agreement. Except as otherwise provided herein this Agreement shall be binding upon and inure to the benefit of the Executive and his legal representatives, heirs, and assigns, provided, however, that in the event of the Executive's death prior to payment or distribution of all amounts, distributions, and benefits due him hereunder, each such unpaid amount and distribution shall be paid in accordance with this Agreement to the person or persons designated by the Executive to the Company to receive such payment or distribution and in the event the Executive has made no applicable designation, to the persons or persons designated by the Executive as the residuary beneficiaries of his estate if he dies testate or to his heirs at law under the intestate succession laws of his state of domicile if he dies intestate.

         12.      Miscellaneous.

     a. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

     b. Executive shall not be required to mitigate the amount of any payment or benefit provided for herein by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for herein be reduced by any compensation earned by Executive as a result of employment by another employer after the Date of Termination, or otherwise.

     c. All notices and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when received if personally delivered; when transmitted and the appropriate facsimile confirmation is received if transmitted by facsimile or similar electronic transmission method; one working day after it is sent, if sent by recognized expedited delivery service; and five days after it is sent, if mailed, first class mail, certified mail, return receipt requested, with postage prepaid. In each case notice shall be sent to:

                  To the Executive:
                  =====================
                  ---------------------

                  To the Company:

                  Discount Auto Parts, Inc.
                  4900 Frontage Road South
                  Lakeland, Florida  33815
                  Attention: President
                  Telecopy:  (863) 284-2063

or to such other address as either party may have specified in writing to the other using the procedures specified above in this Section 12.c.

     d. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

     e. The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

     f. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof.

     g. The Executive shall not have any right to pledge, hypothecate, anticipate, or in any way create a lien upon any amounts provided under this Agreement, and no payments or benefits due hereunder shall be assignable in anticipation of payment either by voluntary or involuntary acts or by operation of law. So long as the Executive lives, no person, other than the parties hereto, shall have any rights under or interest in this Agreement or the subject matter hereof.

     h. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

     i. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together constitute one and the same instrument.

     j. Notwithstanding the pendency of any dispute or controversy concerning termination of employment or the effects thereof, the Company will continue to pay Executive semi-monthly the full compensation in effect immediately before any Notice of Termination giving rise to the dispute was given (including, but not limited to, Base Salary and bonus or incentive pay) and continue Executive as a participant in all compensation, benefit and insurance plans in which the Executive was then participating, until the dispute is finally resolved. Amounts paid under this paragraph are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement except as otherwise determined in any legal proceedings brought with respect to enforcement of this Agreement.

     k. The Executive and the Company acknowledge that this Agreement, although binding on the parties hereto, shall have not become effective, and is not intended to alter in any way the current relationship of the Executive and the Company, prior to the Effective Date. This Agreement shall terminate and there shall be no further rights or liabilities hereunder upon a termination of the Executive's employment prior to the Effective Date.

     l. The Executive and the Company acknowledge that no funds shall be set aside or deposited in trust in advance by the Company for paying benefits under this Agreement and thus no benefits under this Agreement shall be considered funded for any purposes.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

WITNESSES:
                                                DISCOUNT AUTO PARTS, INC.

-----------------------------------
                                              By:_______________________________
___________________________________           Title:____________________________
                                                          "Company"


-----------------------------------         ------------------------------------
-----------------------------------
                                                          "Executive"

                                    EXHIBIT A

                                 Form of Release


     WHEREAS, _______ (the "Executive") is an employee of Discount Auto Parts, Inc., (the "Company") and is a party to the Change of Control Employment Agreement dated March 15, 2000 (the "Agreement");

     WHEREAS, the Executive's employment has been terminated in accordance with Section ___ of the Agreement; and

     WHEREAS, the Executive is required to sign this Release in order to receive the payment of any compensation under Section __ of the Agreement following termination of employment.

     NOW, THEREFORE, in consideration of the promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound, the Executive agrees as follows:

     1. This Release is effective on the date hereof and will continue in effect as provided herein.

     2. In consideration of the payments to be made and the benefits to be received by the Executive pursuant to the Agreement, which the Executive acknowledges are in addition to payment and benefits to which the Executive would be entitled to but for the Agreement, the Executive, for the Executive and the Executive's dependents, successors, assigns, heirs, executors and administrators (and the Executive and their legal representatives of every kind), hereby releases, dismisses, remises and forever discharges the Company, its predecessors, parents, subsidiaries, divisions, related or affiliated companies, officers, directors, stockholders, members, employees, heirs, successors, assigns, representatives, agents and counsel (collectively the "Released Party") from any and all arbitrations, claims, including claims for attorney's fees, demands, damages, suits, proceedings, actions and/or causes of action of any kind and every description, whether known or unknown, which the Executive now has or may have had for, upon, or by reason of any cause whatsoever ("claims"), against the Released Party, including but not limited to:

     (a) any and all claims arising out of or relating to Executive's employment by or service with the Company and the Executive's termination from the Company.

     (b) any and all claims of discrimination, including but not limited to claims of discrimination on the basis of sex, race, age, national origin, marital status, religion or handicap, including, specifically, but without limiting the generality of the foregoing, any claims under the Age Discrimination in Employment Act, as amended, Title VII of the Civil Rights Act of 1964, as amended, the Americans with Disabilities Act; and

     (c) any and all claims of wrongful or unjust discharge or breach of any contract or promise, express or implied.

     3. The Executive understands and acknowledges that the Company does not admit any violation of law, liability or invasion of any of the Executive rights and that any such violation, liability or invasion is expressly denied. The consideration provided for this Release is made for the purpose of settling and extinguishing all claims and rights (and every other similar or dissimilar matter) that the Executive ever had or now may have against the Company to the extent provided in this Release. The Executive further agrees and acknowledges that no representations, promises or inducements have been made that the Company other than as appear in the Agreement.

     4. The Executive further agrees and acknowledges that:

     (a) The Release provided for herein releases claims to and including the date of this Release;

     (b) The Executive has been advised by the Company to consult with legal counsel prior to executing this Release, has had an opportunity to consult with and to be advised by legal counsel of the Executive's choice, fully understands the terms of this Release, and enters into this Release freely, voluntarily and intending to be found.

     The Executive agrees that the Executive will never file a lawsuit or other complaint asserting any claim that is released in this Release.

         IN WITNESS WHEREOF, the Executive has executed and delivered this Release on the date set forth below.


Dated:

                                    Executive

                                  EXHIBIT 10.24

                            DISCOUNT AUTO PARTS, INC.
           SEVERANCE PROTECTION AND CHANGE OF CONTROL BENEFITS PROGRAM

1.       Purpose

     The purpose of this Discount Auto Parts, Inc. Severance Protection and Change of Control Benefits Program (the Program") is to provide certain team members with severance payments in the event of certain terminations of employment upon a "Change of Control", as hereinafter defined, and incentives for team members to continue in employment following a Change of Control. The Program is not intended to meet the qualification requirements of Section 401 of the Code or to be an "employee pension benefit plan" as defined in ERISA. The Program is not intended to affect eligibility for or payment of any other compensation or benefits in accordance with the terms of any applicable plans or programs of the Company.

2.       Definitions

     When used herein with initial capital letters, each of the following terms shall have the corresponding meaning set forth below unless a different meaning is plainly required by the context in which the term is used:

     "Affiliate" shall mean an "affiliate" as defined in Rule 12b-2 of the General Rules and Regulations under the Exchange Act.

     "Annual Compensation" for any Participant shall mean the Participant's annualized base rate of salary plus all short-term incentive compensation at the target level for the Participant specified under compensation programs established by the Company for team members generally holding the employment position held by the Participant, received by the Participant in all capacities with the Company, as would be reported for federal income tax purposes on Form W-2, together with any and all salary reduction authorized amounts under any of the Company's benefit plans or programs, for the most recent full calendar year immediately preceding the calendar year in which occurs Participant's Triggering Termination Date or preceding the Change of Control, if higher. "Annual
Compensation" shall not include the value of any stock options, stock appreciation rights, restricted stock, or restricted stock units granted to Participant by the Company.

     "Applicable Factor" for a particular Participant shall mean be equal to:

     (a) the Applicable Benefit Months for such Participant, but if the Triggering Termination occurs more than 12 months after the occurrence of a Change of Control, then such number of months will be reduced by the number of whole months from the first anniversary of the Change of Control through the date of the Triggering Termination divided by

     (b) 12.

     For example, if the Applicable Benefit Months for a particular Participant is 6 months and at the time of the Triggering Termination only 3 months has passed since the date of the Change of Control, then the Applicable Factor would be 0.50 (6 / 12), but if the Applicable Benefit Months for a particular Participant is 18 months and at the time of the Triggering Termination 15 months has passed since the date of the Change of Control, the Applicable Factor would be 1.25 ([18 - 3] / 12).

     "Applicable Benefit Months" for a particular Participant shall mean that number of months equal to the sum of the Participant's Tenure Credit and the Participant's Position Credit.

     The "Tenure Credit" for a particular Participant shall be determined as of the date of the Change of Control and shall be computed in accordance with the following table:

----------------------------------------- --------------------------------------

If the Participant's Years of Service               Then, the Tenure Credit
    to the Company is:                                shall be:
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------

      Less than 6 years                                  None
---------------------------------------- ---------------------------------------
---------------------------------------- ---------------------------------------

At least 6 years and less than 11 years                3 months
--------------------------------------- ----------------------------------------
--------------------------------------- ----------------------------------------
At least 11 years and less than 16 years               6 months
--------------------------------------- ----------------------------------------
--------------------------------------- ----------------------------------------

     At least 16 years                                12 months
--------------------------------------- ----------------------------------------

     The "Position Credit" for a particular Participant shall be determined as of the date of the Change of Control and shall be computed in accordance with the following table:

--------------------------------------- ----------------------------------------

If the Participant's Position                  Then, the Position Credit
     with the Company is:                               shall be:
--------------------------------------- ----------------------------------------
--------------------------------------- ----------------------------------------

    Office Supervisor                                3 months
--------------------------------------- ----------------------------------------
--------------------------------------- ----------------------------------------

       Key Manager                                   3 months
--------------------------------------- ----------------------------------------
--------------------------------------- ----------------------------------------

Distribution Center Supervisor                       3 months
       or above
--------------------------------------- ----------------------------------------
 -------------------------------------- ----------------------------------------

    Division Manager                                 6 months
--------------------------------------- ----------------------------------------
--------------------------------------- ----------------------------------------

Department Director/Office Manager                   6 months
--------------------------------------- ----------------------------------------


     "Board" shall mean the Board of Directors of Discount Auto Parts, Inc.

     "Cause" with respect to the Termination of Employment of a Participant shall mean termination resulting from (i) acts of dishonesty by the Participant constituting a felony and resulting or intended to result directly or indirectly in gain or personal enrichment to the Participant at the expense of the Company,
(ii) a final determination by a court or other trier of fact (without any further rights to appeal) to the effect that the Participant engaged in employment discrimination, sexual harassment and/or similar employment relationship activities in violation of any applicable law and resulting in material damage to or liability of the Company (an "Employment Law Violation") or (iii) willful and continued failure by the Participant to substantially perform his or her duties with the Company (other than any such failure resulting from Disability (as defined herein)).

     "Change of Control." For the purpose of this Program, a "Change of Control" shall occur if (i) the Company shall not be the surviving entity in any merger or consolidation (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company), (ii) the Company sells, leases or exchanges or agrees to sell, lease or exchange all or substantially all of its assets to any other person or entity (other than a wholly-owned subsidiary of the Company), (iii) the Company is to be dissolved and liquidated,
(iv) any  person or  entity,  including  a "group"  as  contemplated  by Section
13(d)(3) of the 1934 Act, (other than Peter Fontaine, Fontaine Industries Limited Partnership, Fontaine Enterprises Limited Partnership, or any of their respective affiliates and other than (A) any employee plan established by the Company, (B) the Company, (C) an underwriter temporarily holding securities pursuant to an offering of such securities or (D) a corporation owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company) acquires or gains beneficial ownership or control (including, without limitation, power to vote) of more than 25% of the combined voting power of the Company's then outstanding voting securities, or (v) as a result of or in connection with any cash tender or exchange offer, merger or other business combination, sales of assets or a contested election for the board of directors, or any combination of the foregoing transactions (a "Transaction"), the persons who were directors of the Company before such Transaction shall cease to constitute a majority of the Board.

     "Code" shall mean the Internal Revenue Code of 1986, as amended.

     "Committee" shall mean the Compensation and Benefits Committee of the Board, or any subsequent committee of the Board that has primary responsibility for compensation policies. In the absence of such a committee, "Committee" shall mean the Board or any committee of the Board designated by the Board to perform the functions of the Committee under the Program.

     "Company" includes, individually and/or collectively as the context requires, Discount Auto Parts, Inc., and all other entities that have approved and adopted this Program pursuant to Article VII, whether or not an individual such entity directly compensates the Participant or the Participant appears on the payroll of such entity.

     "Effectiveness Term" shall mean a period of time from the occurrence of a Change in Control and continuing thereafter for that number of months equal to the sum of (a) 12 months and (b) the Participant's Applicable Benefit Months.

     "Disability" shall mean that the Participant is unable to perform the essential functions of the job for which the Participant is being employed by the Company, with or without reasonable accommodation, by reason of his or her illness, accident or other cause, including mental disability, for a period of six consecutive calendar months, or an aggregate of nine months during any continuous twelve-month period.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

     "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

     "Good Reason" For purposes of this Agreement, "Good Reason" shall mean:

     (i) A determination by the Participant made in good faith that there has been a significant reduction by the Company of the authority, duties or responsibilities of the Participant and such reduction in duties and/or responsibilities is not remedied within 30 days after receipt by the Company of written notice from the Participant of such determination;

     (ii) Any material reduction of the Participant's compensation or benefits other than a reduction applicable to all employees generally and such reduction in compensation and/or benefits is not remedied within 30 days after receipt by the Company of written notice from the Participant that such a reduction has occurred;

     (iii) The assignment to the Participant of duties which are materially inconsistent with the duties of the Participant's position with the Company and such assignment of duties is not revoked within 30 days after receipt by the Company of written notice from the Participant that such an assignment of duties has occurred;

     (iv) The transfer of the Participant, without the Participant's written consent, to a location that is more than 50 miles from the Participant's principal place of employment immediately preceding the then applicable Change of Control.

     "Participant" at any time shall mean each team member then employed by the Company who (a) holds a position with the Company which qualifies as a Qualifying Position, and (b) is not a party to a then effective separate written agreement with the Company which has been adopted by the Board and expressly provides cash compensation benefits following a change of control of Discount Auto Parts, Inc. (unless such agreement expressly provides for participation in this Program).

     "Qualifying Position" shall mean a position with the Company either (a) at the level of Office Supervisor or above (or comparable positions as they may exist or be designated in the future), (b) at the level of Key Manager or above (or comparable positions as they may exist or be designated in the future), or
(c) at the level of Distribution Center Supervisor or above (or comparable positions as they may exist or be designated in the future). At the time of adoption of this Program, team members at the level of Office Supervisor and above include, for example, Department Heads and Department Directors, and team members at the level of Key Manager and above include, for example, Division Managers. The Committee shall be entitled to make all decisions regarding which team members fall within this definition of Qualifying Position, and all such decisions shall be final and conclusive.

     "Termination of Employment" of a Participant shall mean the termination of the Participant's actual employment relationship with the Company.

     "Triggering Termination" with respect to any Participant shall mean (a) a Termination of Employment as a result of the death of the Participant during the Effectiveness Term, (b) a Termination of Employment by the Company during the Effectiveness Term as a result of the Disability of the Participant, (c) a Termination of Employment by the Company during the Effectiveness Term for reason other than death of the Participant, Disability of the Participant or Cause, (d) a Termination of Employment by the Participant for Good Reason during the Effectiveness Term.

     "Triggering Termination Date" with respect to any Participant shall mean the date of a Triggering Termination as to such Participant.

3.       Benefits

     (a) Benefits Following a Triggering Termination. So long as a Participant executes a written release substantially in the form of Annex 2 hereto, upon the occurrence of such a Triggering Termination, (i) the Company will pay to the Participant, in a single cash payment within 30 days after the later of the Triggering Termination Date and the date the Participant executes such release, an amount equal to the product of the Applicable Factor and the Participant's Annual Compensation.

     (b) Vesting. A Participant shall be vested and shall have a nonforfeitable right with respect to the benefits to be provided hereunder from and after the Triggering Termination Date. The respective rights and obligations of the Company and the Participant under this Program shall survive any termination of Participant's employment to the extent necessary to the intended preservation of such rights and obligations.

     (c) Non-Exclusivity of Rights. Nothing in this Program shall prevent or limit any Participant's continuing or future participation in or rights under any benefit, bonus, incentive or other plan or program provided by the Company and for which such Participant may qualify; provided, however, that if such Participant becomes entitled to and receives all of the payments provided for in this Program, the Participant hereby waives his or her right to receive payments under any severance plan or similar program applicable to employees of the Company generally.

4. Funding

     Benefits payable under this Program shall be unfunded and the Company shall administer this Program in a manner that will ensure that benefits are unfunded and that Participants will not be considered to have received a taxable economic benefit prior to the time at which benefits are actually payable hereunder. Accordingly, the Company shall not be required to segregate or earmark any of its assets for the benefit of Participants or their spouses or other beneficiaries, and each such person shall have only a contractual right against the Company for benefits hereunder. The rights and interests of a Participant under this Program shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge or encumbrance by a Participant or any person claiming under or through a Participant, nor shall they be subject to the debts, contracts, liabilities or torts of a Participant or anyone else prior to payment.

     5. Participant Obligations.

     The following obligations shall be applicable to any Participant who receives and retains benefits under this Program and the retaining of such benefits shall constitute the Participant's agreement to abide by such obligations:

     (a) For a period beginning on the Triggering Termination Date and continuing for a number of months thereafter equal to the Applicable Benefits Months for such Participant (but if the Triggering Termination occurs more than 12 months after the occurrence of a Change of Control, then such number of months will be reduced by the number of whole months from the first anniversary of the Change of Control through the date of the Triggering Termination) (the "Obligations Period"), the Participant will not do or say anything that reasonably may be expected to have the effect of diminishing or impairing the goodwill and good reputation of the Company and its officers, directors and products nor will the Participant intentionally disparage or injure the reputation of the Company by making any material negative statements about the Company's methods of doing business, the effectiveness of its business policies and the quality of its products or personnel;

     (b) During the Obligations Period, the Participant shall not without the prior written consent of the Company, divulge, disclose or make accessible to any other person, firm, partnership or company or other entity any confidential information of Discount Auto Parts, Inc. which shall not include information known generally or available to the public or of information not considered confidential by persons engaged in the business conducted by the Company or from disclosure required by law or court order pertaining to the sale of automotive parts or accessories to retail customers or to commercial auto repair outlets (the "Business") except (x) while employed by the Company in the Business and for the benefit of the Company or (y) when required to do so by a court of competent jurisdiction, by any governmental agency, or by any administrative body or legislative body (including a committee thereof) with purported or apparent jurisdiction to order the Participant to divulge, disclose or make accessible such information;

     (c) Upon leaving the Company's employ, the Participant will not take with him or her, without the prior written consent of an officer authorized to act in the matter by the Board, any drawing, blueprint, business strategies, budgets, projections, nonpublic financial information, manuals, policies or other document of the Company, its subsidiaries, affiliates and divisions.

     Prior to the payment of any benefits to a Participant hereunder, the Company may require that such Participant execute and deliver to the Company a written instrument, in a form reasonably acceptable to the Company, under which such Participant acknowledges his or her agreement to abide by the foregoing obligations.

     6. Administration

     The Program shall be operated under the direction of the Committee and administered by the Company. The calculation of all benefits payable under the Program shall be performed by the Company, subject to the review of the Committee

     7. Claims  Procedure

     All claims for benefits under this Program shall be determined under the claims procedure in effect under the Company's 401(k) Plan on the date that such claims are submitted, except that the Company shall make initial determinations with respect to claims hereunder and the Committee shall decide appeals of such determinations. In the event that any dispute under the provisions of this Program is not resolved to the satisfaction of the affected Participant, other than a dispute in which the primary relief sought is an equitable remedy such as an injunction, the parties shall be required to have the dispute, controversy or claim settled by arbitration in the City of Lakeland, Florida in accordance with National Rules for the Resolution of Employment Disputes then in effect of the American Arbitration Association, before a panel of three arbitrators, two of whom shall be selected by the Company and the affected Participant, respectively, and the third of whom shall be selected by the other two arbitrators. Any award entered by the arbitrators shall be final, binding and nonappealable and judgment may be entered thereon by either party in accordance with applicable law in any court of competent jurisdiction. This arbitration provision shall be specifically enforceable. The arbitrators shall have no authority to modify any provision of this Program or to award a remedy for a dispute involving this Program other than a benefit specifically provided under or by virtue of the Program. If a Participant prevails on any material issue which is the subject of any such arbitration or lawsuit, the Company shall be responsible for all of the fees of the American Arbitration Association and the arbitrators and any expenses relating to the conduct of the arbitration (including the Company's and the Participant's reasonable attorneys' fees and expenses). Otherwise, to the extent permitted by law, each party shall be responsible for its own expenses relating to the conduct of the arbitration (including reasonable attorneys' fees and expenses) and shall share the fees of the American Arbitration Association.

     8. Miscellaneous

     (a) Amendment or Termination. Prior to the occurrence of a Change of Control, the Board at any time may amend this Program so long as such amendment does not materially eliminate or reduce the payments or benefits owing to Participants under the Program. In addition, prior to the occurrence of a Change of Control, the Board at any time may discontinue this Program or may amend this Program in such manner as the payments or benefits owing to Participants are materially eliminated or reduced, but in each such case only by action taken at least two (2) years prior to the effective date of such discontinuation or amendment. Upon and following a Change of Control, this Program may not be amended or terminated in any way that would eliminate or reduce the payments and benefits owing to Participants under the Program.

     (b) Headings. Headings are included in the Program for convenience only and are not substantive provisions of the Program.

     (c) Applicable Law. The interpretation of the provisions and the administration of the Program shall be governed by the laws of the State of Florida without giving effect to any conflict of laws provisions, and to the extent applicable, the United States of America.

     (d) Mitigation. No Participant shall be required to mitigate the amount of any payment or benefit provided for in this Program by seeking other employment or otherwise and there shall be no offset against amounts due any Participant under this Program on account of any remuneration attributable to any subsequent employment that may be obtained.

     (e) Notices. All notices and other communications required or permitted under this Program or necessary or convenient in connection herewith shall be in writing and shall be deemed to have been given when hand delivered or mailed by registered or certified mail to the last known address of the Company or the Participant, as the case may be, reflected upon Company records. Notices to the Company shall be addressed to:

                  Discount Auto Parts, Inc.
                  4900 Frontage Road South
                  Lakeland, Florida 33815
                  Attention: Chief Financial Officer

     (f) Binding Effect; Successors and Assigns. All of the terms and provisions of this Program shall be binding upon and inure to the benefit of and be enforceable by the respective heirs, executors, administrators, legal representatives, successors and assigns of the parties hereto, except that the duties and responsibilities of the Participants under this Program are of a personal nature and shall not be assignable or delegatable in whole or in part by the Participants. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation, reorganization or otherwise) to all or substantially all of the business or assets of the Company, by agreement in form and substance satisfactory to the Participants, expressly to assume and agree to perform this Plan in the same manner and to the extent the Company would be required to perform if no such succession had taken place.

     (g) Severability. If any provision of this Program or application thereof to anyone or under any circumstances is adjudicated to be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect any other provision or application of this Program which can be given effect without the invalid or unenforceable provision or application and shall not invalidate or render unenforceable such provision or application in any other jurisdiction. If any provision is held void, invalid or unenforceable with respect to particular circumstances, it shall nevertheless remain in full force and effect in all other circumstances.

     (h) Remedies Cumulative; No Waiver. No remedy conferred upon a party by this Program is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to any other remedy given under this Program or now or hereafter existing at law or in equity. No delay or omission by a party in exercising any right, remedy or power under this Program or existing at law or in equity shall be construed as a waiver thereof, and any such right, remedy or power may be exercised by such party from time to time and as often as may be deemed expedient or necessary by such party in its sole discretion.

     (i) Beneficiaries/References. Each Participant shall be entitled, to the extent permitted under any applicable law, to select and change a beneficiary or beneficiaries to receive any compensation or benefit payable under this Program following his or her death by giving the Company written notice thereof. In the event of a Participant's death or a judicial determination of a Participant's incompetence, reference in this Program to "Participant" shall be deemed, where appropriate, to refer to such Participant's beneficiary, estate or other legal representative.

     (j) Withholding. The Company may withhold from any payments under this Program all federal, state and local taxes as the Company is required to withhold pursuant to any law or governmental rule or regulation. Each
Participant shall bear all expense of, and be solely responsible for, all federal, state and local taxes due with respect to any payment received under this Program.




                                  EXHIBIT 10.25

                          AGREEMENT AND GENERAL RELEASE


     THIS AGREEMENT AND GENERAL RELEASE is executed as of the 1st day of March, 2000, by and between STEVEN C. BAIR ("Employee") and DISCOUNT AUTO PARTS, INC. as employer of record ("Company").

                             W I T N E S S E T H :

     WHEREAS, Employee's employment with Company has been terminated as of March 1, 2000; and

     WHEREAS, the Employee has been in employment of the Company for an extended period, during which time Employee has been provided access to the Company's trade secrets and other confidential, proprietary business information; and

     WHEREAS, the Company is engaged in a very competitive business in which it must restrict the disclosure of its trade secrets and other confidential and proprietary business information in order to be successful; and

     WHEREAS, Company and Employee wish to provide for certain payments to be made to Employee in exchange for a General Release and other terms and conditions as set forth below;

     NOW, THEREFORE, in consideration of the premises and mutual promises herein contained, it is agreed as follows:

     FIRST: Recitals. The recitals stated herein above are incorporated herein and made an integral part of this Agreement and General Release as an inducement to each party to enter into this Agreement and General Release.

     SECOND: Prior Obligations. The parties agree that the sums of money provided for in Paragraph THIRD to be paid by Company to Employee, with the exception of the Supplemental Executive Profit Sharing Plan monies, are amounts that are not currently owed to Employee as a result of any prior obligation of Company.

     THIRD: Consideration. In consideration for the agreements and obligations of Employee herein set forth (including without limitation the agreement to make himself available to perform certain consulting services) and the other terms and conditions hereof, Company agrees to pay to Employee (1) One Hundred Eighty Thousand Dollars and 00/100 ($180,000.00) in equal monthly installments over twelve (12) months, with such payments to continue during such period so long as Employee is not in breach of any of the terms or conditions of this Agreement and (2) the fiscal 2000 third quarter bonus that the Employee would have earned had he been employed on the last day of such third quarter, payable at the same time as other executives receive their third quarter bonuses, so long as Employee is at such time not then in breach of any of the terms or conditions of this Agreement, it being understood that such bonus would be the final bonus paid to Employee. Required deductions shall be made from all payments.

     Company also agrees to pay in further consideration for the terms hereof that percentage of the Employee's health insurance premiums for family coverage under COBRA which is equal to the percentage of total premiums for family coverage that was being paid by the Company immediately prior to the execution of this Agreement, such payment to continue for a period of twelve (12) months, the value of which is currently $150 per month. Should Employee find other employment during this period and should that employer cover Employee for health insurance, then the payment of this premium by Employer will end.

     Within thirty (30) days following the execution of this Agreement, the Company also will pay to Employee in further consideration for the terms hereof the agreed upon current balance of the Employee under the Company's Supplemental Executive Profit Sharing Plan, as amended, which current balance is agreed to be Fifty Six Thousand, Eight Hundred Seventy Eight and 00/100 Dollars ($56,878.00).

     FOURTH: Reimbursement of Expenses. Employee has advised Company that he has appropriate substantiation and can prepare appropriate expense reports for expenditures incurred in connection with his employment by Company. If, on or before March 1, 2000 and in accordance with Company's requirements and policies for expense substantiation and expense reports, Employee submits expense reports substantiating such expenditures, Company shall reimburse Employee for such expenditures on or before April 1, 2000.

     FIFTH: Personal Property. Company acknowledges that certain property belonging to Employee may remain physically located at the Company's offices, including without limitation, certain office furniture, personal effects and wall hangings. Company's agrees to permit Employee, during normal business hours and upon reasonable notice to a senior officer of Company, to remove or arrange for the removal of such personal effects.

     SIXTH: Stock Options. Employee shall receive a nonqualified stock option to purchase 22,500 shares of the Company's common stock, which will be evidenced by a separate stock option agreement. The right to purchase such stock shall be nontransferable, shall be fully vested on the date received and shall have a term of five (5) years from the date hereof. The option price shall be $12.00 per share. Although these options will not be granted under any of the Company's existing stock option plans and the shares issued pursuant to the exercise thereof will not be the subject of any registration statement filed with the SEC, the other terms pursuant to which the stock option is granted shall be substantially similar to the terms of grant contained in the Company's Amended and Restated 1995 Stock Option Plan.

     SEVENTH: Exclusive Obligations. Employee agrees that other than the obligations created by Paragraphs THIRD and FOURTH, he is not owed any further amounts by Company in salary, wages, expenses, vacation, reimbursement, severance or otherwise.

     EIGHTH: Resignation. Employee agrees that he is, simultaneously with the execution of this Agreement and General Release, resigning from all positions with the Company, including without limitation as an employee and an officer and agrees to execute such further documents as may be reasonably necessary to evidence such resignations.

     NINTH: Return of Company Property; Retention of Certain Property. Employee shall be entitled to retain, and the Company shall transfer to Employee ownership of, that certain cellular telephone that he is currently using in carrying out his duties for the Company (Nokia Model 2160, Serial number ____________) and that certain laptop computer that has recently been used by him in carrying out his duties for the Company (_____ Model ___, Serial number ____________), it being understood that prior to the transfer of the laptop computer to Employee and prior to the Employee being entitled to take possession of the laptop computer, Company will remove all programs, files and information from the computer's hard drive. Employee may not take possession of the laptop computer until Company notifies Employee that such programs, files and information have been so removed.

     Except as provided for in this Paragraph NINTH, Employee agrees to immediately return all Company property in his possession, including, but not limited to, Company credit cards, keys, pager, customer lists, reports (including sales reports by store listings), catalogs, price lists, computer files and records, and copies thereof.

     TENTH: Representations by Employee. Employee represents and warrants that he has not filed any charges or complaints of any nature or kind whatsoever against Company, and its subsidiaries, affiliates or related companies and/or their respective present and former officers, directors, shareholders, partners, employees, supervisors, agents, representatives, attorneys, servants and successors or any person in any way related to Company, and each of them ("Released Parties") with any state or federal court or any governmental agency based on events occurring prior to the date of execution of this Agreement and General Release and there are no facts known to Employee that might reasonably serve as a basis now or in the future for any such charges, claims or complaints by anyone.

     ELEVENTH: Release by Employee. Employee does hereby, for himself and for his successors, heirs, executors, administrators and assigns, release, acquit and forever discharge the Released Parties of and from any and all claims, actions, causes of action, rights, contract claims, claims for attorneys' fees, demands, debts, damages or accountings of whatever nature, whether known or unknown, fixed or contingent, liquidated or unliquidated from the beginning of time to the date hereof including but not limited to any claims for discrimination, harassment, torts, damage to character, damage to reputation, defamation, interference with contract, intentional infliction of emotional distress, pain and suffering, retaliation, breach of contract, claims for commissions, wages, bonuses, incentive pay, benefits or claims under any state, federal or local law, constitution or ordinance or at common law including, without limitation, Title VII of the Civil Rights Act of 1964, the Civil Rights Act of 1991, the Equal Pay Act, the Age Discrimination in Employment Act, the Americans with Disabilities Act, the Fair Labor Standards Act, the Employee Retirement Income Security Act, or the Florida Civil Rights Act, it being the intention of the parties to make this release as broad and as general as the law permits. Employee further covenants not to sue or cause or allow any suit to be filed, against the Company or any one or more of the Released Parties for any matters released herein. Employee understands that rights or claims under the Age Discrimination in Employment Act that may arise after the date this Agreement and General Release is executed are not waived.


     TWELFTH: Employee Acknowledgment of Business Interests to Be Protected. Employee acknowledges that as a result of his employment by the Company, he has received valuable and specialized skills, training and knowledge about the Company and about its business. Employee further acknowledges that the Company has developed, at its expense, valuable and substantial relationships with its customers and prospective customers, and that the Company enjoys the benefit of goodwill associated with its ongoing business and relationships. Employee acknowledges that the Company's marketing techniques and strategies, methods and/or cost of doing business including current store base sales information, pricing strategies, margin strategies and expectations, vendor lists, customer lists, administrative procedures, financial information, personnel information, business plans including real estate and expansion plans, and other similar business information, are all trade secrets or otherwise constitute valuable, confidential, proprietary information belonging to the Company.

     THIRTEENTH: Non-Disclosure Covenant. During the four (4) year period immediately following the termination of his employment by and for the Company Employee will not, directly or indirectly, individually or by or through any other corporate or business entity, misappropriate or otherwise use any trade secret or other valuable, confidential, proprietary business information belonging to the Company and material in any respect to its business or operations, nor will he disclose or communicate any such information to any person, firm, corporation, association or other entities. Employee acknowledges that all of the matters described in the preceding Paragraph TWELFTH above are the types of information subject to this prohibition against his unauthorized disclosure or use. Notwithstanding the foregoing, this prohibition shall not apply to any information that (a) was already known to Employee prior to disclosure of same to him by the Company or prior to his having been provided access to same by the Company, as applicable; (b) was or becomes publicly known through no wrongful act of Employee; (c) was rightfully obtained by Employee from a third party without similar restriction and without breach hereof; (d) was independently developed by Employee without the use of any of such confidential or proprietary information disclosed to Employee by the Company or to which Employee had access through the Company; (e) was disclosed pursuant to the requirement or request of a governmental agency, which disclosure cannot be made in confidence, provided that, in such instance, Employee shall first give to the Company notice of such requirement or request; or (f) was identified by the parties in a separate writing signed by the parties specifically acknowledging information that is not within the prohibitions of this section.

     FOURTEENTH: Non-Competition Covenant. During the two (2) year period immediately following the termination of his employment by and for the Company, Employee will not, either directly or indirectly, whether personally or as an associate, employee, partner, manager, agent or otherwise, on behalf of any other person:

     (1) Engage in the business of selling automotive and motor vehicle parts, accessories and/or maintenance items at retail or to commercial accounts such as installers, mechanics and garages in competition with the business of the Company within the states of Florida, Georgia, Alabama, South Carolina, Mississippi, Louisiana, Texas, Tennessee, Arkansas or North Carolina, or within the Commonwealth of Puerto Rico;

     (2) Accept employment or otherwise provide services to or for the benefit of any company engaged in competition with the Company, which competing company has or maintains stores within or engages in sales within any of the proscribed jurisdictions described above;

     (3) Accept employment with any of the following companies: Autozone, Advance Auto Parts/Western Auto, O'Reilly's Auto Parts, Pep Boys, CSK Auto Parts, NAPA, or Car Quest Auto Parts;

     (4) Solicit, sell to, call upon, or otherwise engage in any contact with any commercial account customer, or any person who was identified as a prospective commercial account customer, of the Company for the purpose of soliciting, selling or providing to such person any goods or services in competition with the Company nor will he accept any orders from any such persons;

     (5) Hire or engage for employment or services, or solicit to do so, any employee, leased employee, agent, representative or other person while such person is providing services to or for the Company or at any time within one (1) year after the termination of any such person's relationship with the Company;

     (5) Recruit, solicit, train or assist any other person to engage in any of the activities proscribed by any covenant of this Agreement and General Release.

     It is agreed by Company and Employee that if any portion of the covenants set forth in this Paragraph FOURTEENTH are held to be invalid, unreasonable, arbitrary, or against public policy, then such portion of such covenants shall be considered divisible as to both time and geographic area. Company and Employee agree that, if any court of competent jurisdiction determines the specified time period or the specified geographic area applicable to this Paragraph FOURTEENTH to be invalid, unreasonable, arbitrary, or against public policy, then a lesser time period or geographic area which is determined to be reasonable, non-arbitrary, and not against public policy may be enforced against the Employee. Company and the Employee agree that the foregoing covenants are appropriate and reasonable when considered in light of the nature and extent of the business conducted by Company.

     If at any time the Company fails to make any material payment to Employee that is required to be made under this Agreement or otherwise breaches any of its material obligations hereunder, and such failure continues without cure through the date which is ten (10) days after the Company receives written notice from Employee of such failure, Employee shall be relieved of the covenants set forth in this Paragraph FOURTEENTH from and after the date of such failure by the Company; provided however that such failure shall not relieve Employee of any other obligations hereunder.

     FIFTEENTH: Remedies in the Event of Breach. In the event of a breach by the Employee of any of the covenants of the Employee in this Agreement and General Release, including without limitation the covenants in Paragraphs TWELFTH, THIRTEENTH or FOURTEENTH of this Agreement and General Release, the Company, after providing written notice of such breach to Employee and provided that Employee has not cured such breach within ten (10) days following the giving of such notice, shall be entitled to:

     (1) Obtain an injunction enjoining any violation or threatened violation of the covenants herein for the benefit and protection of the Company;

     (2) Obtain an injunction compelling the performance by Employee of all obligations and covenants owed to the Company under this Agreement and General Release;

     (3) Obtain a judgment for all losses, damages, profits or expenses which are incurred, lost or suffered by the Company, including all reasonable attorneys' fees and court costs incurred by the Company, in enforcing any right under this Agreement and General Release;

     (4) Extend the non-disclosure, non-competition, non-solicitation and other prohibition periods for any time during which Employee is in breach of this Agreement and General Release;

     (5) Withhold from Employee and not pay to Employee any sum otherwise payable by Company to Employee, including without limitation, any such sum payable under this Agreement and General Release; and

     (6) Terminate the stock options granted pursuant to Paragraph SIXTH.

     SIXTEENTH: Voluntary and Knowing Action. Employee represents that he has been advised to consult an attorney before executing this Agreement and General Release and that he has had sufficient time to review, consider, and become fully informed of the terms and effect of this Agreement and General Release before signing it. In particular, Employee represents that he has had a full twenty (21) days within which to consider this Agreement and General Release before executing it, or has waived such time period in order to begin and obtain the payments and benefits hereunder. Employee further acknowledges that he is voluntarily entering into this Agreement and General Release and has full capacity to enter into this Agreement and General Release. Employee agrees that his covenants and promises made in this Agreement and General Release are in consideration of the agreements and payment obligations of the Company made pursuant to this Agreement and General Release.

     Employee has a full seven (7) days following the execution of this Agreement and General Release to revoke this Agreement and General Release, provided such revocation is accompanied by the return of any and all payments then having been made to Employee hereunder and any and all property then having been provided to Employee hereunder, and has been and hereby is advised in writing that this Agreement and General Release shall not become effective or enforceable until the revocation period has expired.

     SEVENTEENTH: Confidentiality. Except to the extent disclosure may be required by applicable law, Employee agrees that the terms, provisions, and fact of this Agreement and General Release shall remain completely confidential and that he has not and will not hereafter disclose any information concerning this Agreement and General Release to anyone except his attorney, accountant and/or other professional advisors, who will in turn keep such information completely confidential, and not disclose it to others. Employee understands that his promise of confidentiality includes, but is not limited to, any current or former Employee, customer, supplier or vendor of the Company or any related entity and the media, or competitor company.

     Should Employee violate any of his promises and representations as provided for in this Agreement and General Release and fail to cure such violation within ten (10) days after the Company gives Employee written notice of such violation, the payments provided pursuant to Paragraph THIRD above shall be returned and/or forfeited to the Company, the property delivered to Employee by the Company pursuant to Paragraph FIFTH above shall be returned and/or forfeited to the Company and the stock options provided pursuant to Paragraph SIXTH above shall be returned and/or forfeited to the Company, but this Agreement and General Release shall otherwise remain in full force and effect. Additionally a breach by Employee of any of the provisions of this Agreement and General Release will entitle Company to any and all rights and remedies against Employee available under the laws of Florida, including, but not limited to, reimbursement for all costs, expenses and attorneys fees incurred to enforce this Agreement and General Release, together with the return of any payments and property previously made.

     EIGHTEETH. Non-Disparagement. Employee shall not hereafter (i) make any public or private statements criticizing the business or activities of Company, or (ii) take any action which is intended, or would reasonably be expected, to harm Company or its reputation or which would reasonably be expected to lead to unwanted or unfavorable publicity concerning Company. Company shall not hereafter (i) make any public or private statements criticizing the activities of Employee in any way or (ii) take any action which is intended, or would reasonably be expected, to harm Employee or Employee?s reputation or which would reasonably be expected to lead to unwanted or unfavorable publicity concerning Employee. If either party wishes to make a public statement concerning the matters addressed by this Agreement and General Release, such party shall prior thereto provide a copy of such statement to the other party and such other party may provide comments thereon; provided however, that nothing herein shall be deemed to prohibit any party from making any disclosure which its counsel deems necessary in order to fulfill such party's disclosure obligations imposed by law.

     NINETEENTH: Cooperation; Consulting Services. Employee agrees that he will cooperate with and assist the Company in connection with consummating the terms and provisions of this Agreement and General Release and in any investigation and proceedings, related to or arising out of or in connection with any matter in which he was involved or of which he had knowledge while providing services to the Company.

     Employee also agrees during the period March 1, 2000, to February 28, 2001, to make himself available as a consultant to the Company up to a maximum of twenty (20) hours per month upon reasonable request by the Company to assist his successor(s) or any other representative designated by the CEO or President of the Company to complete and/or help resolve any outstanding matters, to assist in the management transition and to provide the benefit of his experience and expertise.

     TWENTIETH: Outplacement. The Company, at its cost, will provide Employee with six months of outplacement services from an independent outplacement service either selected by the Company or, if suggested by the Employee, approved in advance by the Company in its reasonable discretion. The extent of outplacement services shall be as is customary for executives similarly situated, within a level of program reasonably acceptable to the Company.

     TWENTY-FIRST: Entire Agreement; Amendment; Etc. This Agreement and General Release supersedes all prior oral and/or written agreements between the parties, all of which shall be deemed terminated, null and void and of no further effect from and after the date hereof. There are no representations, warranties or commitments, except as specifically set forth herein. This Agreement and General Release may be amended only by an instrument in writing duly executed by each of the parties hereto.

     All rights, entitlements and benefits of this Agreement and General Release inure to the Company and to any of its successors or assigns and, without limitation thereof, the obligations of Paragraphs TWELFTH, THIRTEENTH and FOURTEENTH are specifically intended to be enforceable by all successors and assigns.

     All covenants herein survive the termination or expiration of this Agreement and General Release.

     TWENTY-SECOND: Independent Covenants; Waiver. Except as otherwise expressly provided for herein, the restrictive covenants herein are independent of any other agreement between the parties, and no claim by Employee against the Company shall be a defense to the enforcement of these covenants. Further, any waiver of a breach by the Company does not constitute a waiver of any subsequent breach, nor does any failure to take action by the Company against any other employee for similar breaches constitute a waiver or estoppel as to Employee.

     TWENTY-THIRD: Notices. All notices required or permitted under this Agreement and General Release shall be in writing and shall be deemed delivered when delivered in person or three days after deposited in the United States mail, postage paid, addressed as follows:

     Company: DISCOUNT AUTO PARTS, INC. Attn: Vice President of Human Resources 4900 Frontage Road South Lakeland, Florida 33801

     Employee: STEVEN C. BAIR Dade City, Florida 33525


     Such addresses may be changed from time to time by either party by providing written notice in the manner set forth above.

     TWENTY-FOURTH: Severability. Should any provision of this Agreement and General Release be declared or determined by any court to be invalid, illegal or unenforceable in any respect, the remaining provisions of this Release will not be affected or impaired in any way.

     TWENTY-FIFTH: Governing Law. This Agreement and General Release shall be construed and interpreted in accordance with the laws of the state of Florida.

     TWENTY-SIXTH: Jurisdiction. In the event of any litigation arising out of the enforcement or interpretation of this Agreement and General Release, Employee hereby consents to venue in Polk County, Florida. Employee further stipulates that the Circuit Court in and for the Tenth Judicial Circuit in and for Polk County, Florida, shall be the exclusive forum for all legal proceedings involving this Agreement and General Release and he hereby consents to be subject to and bound by the personal jurisdiction of such court.

     TWENTY-SEVENTH: Attorneys Fees. In the event of any litigation arising out of the enforcement or interpretation of this Agreement and General Release, the prevailing party shall be entitled to recover the expenses incurred by it in such litigation, including without limitation reasonable attorneys fees and costs.

     IT IS FURTHER UNDERSTOOD AND AGREED, AND EMPLOYEE EXPRESSLY ACKNOWLEDGES, THAT THIS AGREEMENT AND GENERAL RELEASE IS INTENDED TO INCLUDE IN ITS EFFECT, WITHOUT LIMITATION, A RELEASE OF ALL CLAIMS WHICH HAVE ARISEN PRIOR TO THE DATE OF THIS AGREEMENT AND GENERAL RELEASE INCLUDING THOSE OF WHICH EMPLOYEE DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTION HEREOF, AND THAT THE TERMS AGREED UPON CONTEMPLATES THE EXTINGUISHMENT OF ANY SUCH CLAIM OR CLAIMS.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement and General Release on the date first above written.


                            By:       /s/  Steven C. Bair
                               ------------------------------------------
                                     STEVEN C. BAIR

                            Date:       March 1, 2000
                               ----------------------------------------


                             DISCOUNT AUTO PARTS, INC.



                             By:       /s/  C. Michael Moore
                                ------------------------------------------

                             Title:      Chief Financial Officer
                                ----------------------------------------

                             Date:       March 1, 2000
                             ----------------------------------------