Form 10-K
period 2000-05-30
DISCOUNT AUTO PARTS INC
filed 2000-08-25
CIK 889409

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended May 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 1-11276

                            DISCOUNT AUTO PARTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                         59-1447420
----------------------------                   ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
     of incorporation)

4900 Frontage Road South, Lakeland, Florida                  33815
-------------------------------------------               ----------
 (Address of principal executive offices)                 (Zip code)

                                 (863) 687-9226
                         -------------------------------
                         (Registrant's telephone number)

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

                Approximately $86,481,000 as of August 14,
                2000 (based upon the closing sales price reported by the New York Stock Exchange and published in the Wall Street Journal on August 15, 2000)

         Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

         Common Stock, par value $.01 per share -- 16,700,449 shares as of August 14, 2000

Documents incorporated by reference:

Part II           Annual Report to Stockholders for the Fiscal Year Ended
                  May 30, 2000.

Part III Definitive Proxy Statement for the Company's Annual Meeting of Stockholders presently scheduled for October 11, 2000.

                            DISCOUNT AUTO PARTS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                     for the
                             YEAR ENDED MAY 30, 2000

                                TABLE OF CONTENTS

PART I...................................................................................................................4
       ITEM 1.        BUSINESS...........................................................................................4
       ITEM 2.        PROPERTIES........................................................................................15
       ITEM 3.        LEGAL PROCEEDINGS.................................................................................15
       ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...............................................16

PART II.................................................................................................................16
       ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................16
       ITEM 6.        SELECTED FINANCIAL DATA...........................................................................16
       ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............17
       ITEM 7(A).     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................17
       ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................17
       ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE............................................................17

PART III................................................................................................................17
       ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................17
       ITEM 11.       EXECUTIVE COMPENSATION............................................................................17
       ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT....................................................................................18
       ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................18

PART IV.................................................................................................................18
       ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                      SCHEDULES AND REPORTS ON FORM 8-K.................................................................18

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Discount Auto Parts, Inc. ("Discount Auto Parts" or the "Company") is one of the Southeast's leading specialty retailers and suppliers of automotive replacement parts, maintenance items and accessories to both "Do-It-Yourself" ("DIY") consumers and professional mechanics and service technicians. As of May 30, 2000, the Company operated a chain of 643 Discount Auto Parts stores, with 441 stores located throughout Florida, 106 stores in Georgia, 38 stores in Mississippi, 32 stores in Louisiana, 19 stores in Alabama, and seven stores in South Carolina. As of May 30, 2000, 172 of the 643 stores provided commercial delivery service. Each Discount Auto Parts store carries an extensive line of brand name replacement "hard" parts, such as starters, alternators, brake pads, brake shoes and water pumps, for domestic and imported cars, vans and light trucks, as well as brand name maintenance items and accessories. The Company is not in the business of selling tires or performing automotive repairs or installations.

         Discount Auto Parts has achieved significant growth in each of its five latest fiscal years. Net sales have increased to $598.3 million in fiscal 2000 from $307.5 million in fiscal 1996 and income from operations has increased to $57.1 million in fiscal 2000 from $40.5 million in fiscal 1996. The number of stores has increased to 643 as of the end of fiscal 2000 from 314 at the end of fiscal 1996.

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

INDUSTRY OVERVIEW

         The automotive aftermarket consists of products and services purchased for motor vehicles after the original sale of the vehicles such as accessories, maintenance and repairs, replacement parts, etc. According to the Automotive Parts and Accessories Association (APAA), an industry group that compiles statistics on aftermarket activity, in 1995 the market for domestic automotive aftermarket products and services represented approximately $188 billion in annual sales. The Automotive Service Association (ASA) reports that total aftermarket hard parts sales for all vehicles were $97.8 billion in 1996. Analysts estimate the overall automotive aftermarket earnings growth rate between 2-4%, and retail auto chain growth rate to be between 5-8%. Industry margins have shown resiliency, with gross margins trending upward and operating margins holding steady. The Company believes there are several main items driving performance in the automotive aftermarket industry. These include (i) increases in the average number of miles driven per vehicle each year, (ii) increases in the average age of cars on the road, and (iii) an increase in the average ticket price of repair services.

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

         The retail industry is divided into two components: the DIY consumer and the professional installer. The professional installer market's relative size and its perceived higher growth rate has caused the top DIY retailers to enter the repair sector by opening service bays or supplying parts to the professional installer market. The repair sector of the market is expected to provide substantial growth opportunities for the top DIY retailers. The Company believes this has created a competitive advantage for those automotive specialty retailing chains, such as Discount Auto Parts, that have the financial resources and distribution capability to stock and deliver an inventory selection broad enough to meet customer needs.

OPERATING STRATEGIES

BUILDING THE TEAM

         Guided by the principle "First build the team, then the team will build the business," Discount Auto Parts has made a commitment to building and retaining employees who are highly motivated and knowledgeable team players. The Company provides extensive formal and on-the-job team-building training programs that focus on providing superior customer service, automotive parts knowledge, selling skills, store operational procedures and personal development. Financial incentives and stock ownership are also an important element of the Company's team building focus. As a result of this employee-focused strategy, the Company has one of the highest rates of sales per employee in its industry. In addition, management believes that the Company has one of the lowest employee turnover rates in the industry. The low turnover rate tends to lead to superior customer service and product knowledge, which are considered to be key factors in attracting customers in the DIY automotive industry.

         The CEO, Peter Fontaine, has built a dedicated and knowledgeable management team. The management team has significant experience in all aspects of the Company's operations. There are 60 members in the senior management team, including 39 Division Managers. The team members have an average of 12 years of experience with the Company. The team is profit-oriented and growth-minded and has a solid understanding of the automotive aftermarket industry based on their many years of experience.

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

         The Company's special order program is designed with the goal of assuring the broadest availability of its merchandise at each of the Company's stores. The special order program provides the Company on-line accesses to numerous third party warehouse distributors with which the Company has a relationship. If merchandise is unavailable at a particular store or one of the Company's express warehouses, Company team members can order an item on-line and generally have it available for the customer within 24 hours.

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

BROAD PRODUCT SELECTION

         The Company offers a wide selection of automotive replacement parts, maintenance items and accessories designed to cover a broad range of specific vehicle applications. Depending on the store format and including the inventory at the Parts Express warehouses, a typical Discount Auto Parts store generally carries between 16,000 and 45,000 SKU's. The Company's operating strategy emphasizes automotive replacement hard parts. Over the past several years, and particularly in fiscal 1999, in order to support this strategy, the Company has generally continued to substantially increase the number of replacement hard parts carried in its stores.

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

PRICE LEADERSHIP

         The Company utilizes an everyday low price strategy with prices that are generally at or below those of its competitors in the market area served by each store. The Company's depot stores generally offer even lower pricing than its mini-depot stores. Along with everyday low prices, the Company often runs special promotional pricing on selected products. The Company's name "Discount Auto Parts" reinforces the Company's pricing strategy. The Company promotes both its name and its pricing strategy through newspaper, direct mail, radio and television advertisements, and through in-store promotional signage and displays. Most of the Company's stores have a freestanding highly visible pole or marquee sign promoting special prices and customer service programs.

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

         During March 2000, the Company engaged the firm of Cap Gemini Ernst & Young to assist it in a year-long comprehensive supply chain review. The project will include evaluations of ways to lower distribution costs, reduce total inventory, improve inventory turns and improve overall gross margins.

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

         The Company is the largest DIY specialty retailer of automotive parts and accessories in Florida. As of May 30, 2000, 441 (69%) of the Company's 643 stores were located in Florida. The Company believes it has the leading market share in the state of Florida. The demographics within Florida are favorable for continued growth. In particular, Florida ranks third in the nation in the total number of registered cars and light trucks, is the fourth most populous state and continues to be one of the fastest growing states in the nation.

         The Company believes the strength of its market position in Florida has provided a competitive advantage and a solid foundation for further expansion into nearby southeastern states including Georgia, Alabama, South Carolina, Mississippi and Louisiana. These states provide many of the same favorable conditions and opportunities that exist in Florida, which should help the Company further expand into these and adjacent states and adjust more quickly to these new markets.

 UTILIZING ADVANCED INFORMATION SYSTEMS

         In order to maintain its competitive position, the Company emphasizes and continually invests in advanced distribution and information systems. As a result of continually updating these systems with state-of-the-art equipment, management believes the Company has some of the most advanced integrated distribution and point-of-sale capabilities in its industry. These systems provide many benefits, including lower distribution and operating costs, improved in-stock positions at its stores and enhanced customer service. In addition, during fiscal 2000, the Company made several enhancements to its existing systems and introduced new technology.

         The software utilized for the commercial delivery program was enhanced to better serve the commercial component of the business. In addition, the Company implemented a Data Warehouse. The Data Warehouse provides information on customer transactions and inventory levels and facilitates better management of customer service and inventory levels. Also, during fiscal 2000, the Company invested in radio frequency ("RF") technology in its stores. The RF technology enables the stores to have real time knowledge of their inventory levels through the re-order and cycle count processes. The Company plans to continue to upgrade its systems through the integration of additional related specialized software over the next several years, including the introduction of state-of-the-art warehouse technology it its new distribution center in Mississippi. All of these changes are designed to provide enhanced customer service and improve supply chain efficiencies.

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

         The Company's distribution center, which also houses its headquarters and administrative offices, is located in Lakeland, Florida, on property owned by the Company. The total facilities (including parking areas) currently occupy the majority of a 31.5 acre tract. The facilities front Interstate 4, the east-west expressway that cuts across central Florida. The Company's distribution center was expanded to double its size during fiscal 1999. The expanded distribution center is comprised of approximately 600,000 square feet and is capable of serving approximately 700 stores. Additional office space, support facilites, and expansion of the merchandising design center were also completed during fiscal 1999. The expanded distribution center provides service to the Company's Parts Express warehouses, and is utilized to support the commercial delivery program.

         The Company is currently in the process of building a second distribution center. The second distribution center is expected to be approximately 400,000 square feet and, ultimately, support approximately 450 stores. The new distribution center is expected to be opened and operational early in calendar 2001. Capital expenditures associated with the second distribution center are expected to be approximately $30 million. In May 2000, the Company entered into a $28 million long-term lease agreement for the facility. The Company will not begin making lease payments until the facility is in operation.

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

         During fiscal 1999, the Company completed the implementation of a new perpetual inventory system for its stores. This system allows the Company to better manage specific store level inventories based on the customers buying patterns for a particular store location.

GROWTH STRATEGIES

CONTINUING NEW STORE OPENINGS

         The Company expects to add approximately 60 to 65 stores during fiscal 2001. The Company plans to continue opening new stores in the standardized store formats and constantly seeks to improve merchandising concepts. In the last five fiscal years, the Company has opened an average of 87 stores per year including 85 stores in fiscal 2000.

         As of August 2, 2000, the Company had opened 11 new stores in fiscal 2001. Also, as of August 2, 2000, 6 new stores were under construction and an additional 44 sites for new stores had been purchased, leased or were under contract for acquisition.

         In certain Florida markets, the Company has opened stores in close geographic proximity to other Discount Auto Parts stores. This operating strategy is designed to help the company establish a competitive position in each of the Company's markets as well as to support its strategy of providing the customer with shopping convenience. Although the new stores tend to attract sales that would otherwise have been made in other Discount Auto Parts stores, management believes that the negative impact on comparable store sales is substantially offset by the Company's ability to leverage costs such as advertising and store management expenses. The Company believes that in the long term, the increased growth in the Florida population, as well as the Company's continued implementation of its commercial delivery program, will provide even greater justification for stores that are in close proximity.

         The following table sets forth information concerning increases in the number of Discount Auto Parts stores during the past five fiscal years and the anticipated increase for fiscal 2001:


                                                                              PLANNED
                      1996       1997        1998        1999       2000        2001
                      ----       ----        ----        ----       ----      -------
Beginning Stores      248         314         400        452        558           643
New Stores (1)         66          86          53        106 (2)     85         60-65
Stores Closed          --          --           1         --         --            --
                      ---         ---         ---        ---        ---       -------
Ending Stores         314         400         452        558        643       703-708
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

STORE FORMATS AND EXPRESS WAREHOUSES

         The Company has developed three types of retail store formats: the mini-depot store, the full service store and the depot store format. These standardized formats have tended to lower new store operating costs through increased efficiency and consistency in the selection, acquisition, design and opening of new stores. As a result, the Company is modeling new stores according to the standardized formats and using appropriate elements of one of these three store formats to remodel existing stores. Since the initiation of the standardized formats, the Company has converted the product selection at all of the existing stores to either the mini-depot, full service or depot formats.

         Under the standardized store formats, a mini-depot store has approximately 4,200 selling square feet and carries an average of approximately 16,000 SKU's. The average full service store has generally the same footprint as a mini-depot format store, but offers a wider selection of parts because it also provides commercial delivery service. On average the full service store carries an average of 17,500 SKU's. The average depot store has approximately 8,000 selling square feet, offers greater product selection and carries an average of approximately 22,000 SKU's.

         The following table indicates certain information about the 643 Discount Auto Parts stores in operation as of May 30, 2000:

                       AVERAGE STOCK         NUMBER OF          TOTAL SELLING
STORE FORMAT           KEEPING UNITS          STORES          SQUARE FOOTAGE(1)
------------           --------------        ---------        -----------------
Mini-depot                 16,000               471               1,950,000
Full Service               17,500               131 (2)             565,000
Depot                      22,000                41                 246,000
                                                                  ---------
Total selling square footage                                      2,761,000
                                                                  =========

(1) Total selling square footage includes normal selling space, but excludes office, stockroom, shelving space behind the parts counter, receiving and any excess space not utilized in a store's operations space. Such square footage also excludes square footage associated with the express warehouses.

(2) Currently, the Company provides its commercial delivery program from 172 stores. Of that number, 131 are operated from full service format stores and 27 are operated from depot format stores. The Company is in process of converting 14 mini-depot format stores to service the remaining commercial stores.

         In 1998, in an effort to provide support for product availability at its stores and to help facilitate the rollout of its commercial delivery program, the Company developed an "express" warehouse concept and opened its first Parts Express warehouse in Orlando, Florida in excess space of an existing depot. As of May 30, 2000, the Company had 10 Parts Express locations in operation. The Parts Express warehouses are located in Orlando, Tampa, Miami, Fort Myers, Jacksonville, West Palm Beach, Tallahassee, Atlanta, Mobile and Kenner, Louisiana.

         Each Parts Express warehouse currently stocks approximately 45,000 SKU's and occupies approximately 10,000 square feet. The objective of establishing express warehouses is to provide inventory support to mini-depot and depot stores within the same geographic market of the respective express warehouse, as well as to support the Company's commercial delivery program. In most locations, Parts Express warehouses have been utilizing excess space in identified depot stores. While most of the Parts Express warehouses utilize excess space in a depot format store, some have been designed as a stand-alone facility.

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

CONTINUING TO IMPROVE MERCHANDISING

         One of the Company's growth strategies is to improve its merchandising concepts, primarily by broadening product selection and emphasizing the sale of replacement hard parts which generally provide higher gross profit margins. The Company is also using its plan-o-grams program (which improves merchandise presentation and in-stock positions) and the in-store point-of-sale system to improve merchandising. The point-of-sale system helps the Company maintain proper inventory levels and provide real-time sales information. The interface of new plan-o-grams with the Company's point-of-sale systems provide a more sophisticated means of inventory control and management. These systems are designed to enhance overall sales and gross margins in each individual store. During fiscal 1999, the Company implemented a new perpetual inventory system at its stores. The Company has been able to secure more enhanced information from the perpetual inventory system, enabling the Company to better determine proper individual store merchandise and inventory levels. These enhancements, coupled with the implementation of the express store format in selected metropolitan markets, should continue to enable the Company to improve its overall inventory turnover.

         Although each Discount Auto Parts store carries the same basic product lines, each Division Manager, with input from individual store managers, has certain abilities to adapt product mix based on the specific needs of the market area served by the stores.

COMMERCIAL MARKET BUSINESS

         The Company began the rollout of a commercial delivery service in the third quarter of fiscal 1998. Under the Company's commercial delivery service program, which operates under the name "Pro2Call", commercial customers (such as auto service centers, commercial mechanics, garages and the like) are able to establish commercial accounts and purchase and receive automotive parts. The automotive parts are either delivered or are available for pick up at nearby Discount Auto Parts stores. As of May 30, 2000, 172 of the Company's store locations provided commercial delivery service. By the end of fiscal 2001, the Company expects commercial delivery services to be provided by approximately 250 stores. Upon completion of the rollout, the Company expects to provide commercial delivery service from approximately 60% to 65% of its stores.

         The Company's entry into the commercial delivery market has required total capital expenditures of approximately $16 million, which amount includes the funding of losses incurred by the program to date. In addition, the commercial delivery program requires the Company to extend trade credit to certain of the commercial account customers in the ordinary course of business. The extension of such trade credit increases the capital requirements associated with the program and could expose the Company to credit risk from uncollectible accounts. The Company has established systems designed to manage and control such credit risk. The amount of capital that is needed for extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops.

         In addition, the Company is also utilizing small trucks to achieve its delivery of parts to commercial customers. These vehicles are currently being leased as part of a master fleet leasing arrangement. Additional vehicles will need to be added in the future as commercial designated stores are opened and as sales volume increases warrant.

         The Company believes the commercial delivery business is important to its long-term success, as it will further allow for the leveraging of fixed and certain variable store expenses. Although the commercial delivery program has thus far incurred operating losses, the Company expects the program to provide positive operating contributions in fiscal 2001. Because this is a relatively new aspect of the auto parts supply business for the Company, there are risks associated with the Company's entry into this new aspect of the business and there can be no assurance if and/or when the commercial delivery service business will be profitable or whether the Company will experience any financial or other challenges in managing and controlling the credit risk.

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

STORE TEAM MEMBERS

         A typical mini-depot format store employs 8 to 10 team members, a typical full service format store employs 10 to 13 team members and a typical depot format store employs 15 to 20 team members. Each store employs a manager, one or two assistant managers, a team leader and additional full and part-time team members. Stores offering commercial delivery also employ 2 to 3 drivers. A store manager's incentive compensation is based upon the performance of his or her store vis-a-vis the average Company store. Store managers are reviewed quarterly on sales levels, gross margins and operating margin. This review and compensation program attempts to align the goals of the Company's store managers with those of senior management (i.e., primarily increased same store sales, stable or improving gross margins and selling, general and administrative expense control). The Company supervises store operations primarily through three regional Vice Presidents of Store Operations and 39 Division Managers, each of who supervises between 14 and 23 stores. The three regional Vice Presidents in turn report to William C. Perkins, the Company's President and Chief Operating Officer.

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

         The Company also has a program whereby each week members of the senior management team visit several of the Company's stores to monitor operations. In addition, every store is generally visited bi-weekly by a division manager. All of these review programs help insure the Company's stores are being maintained in accordance with the Company's standards of excellence.

PURCHASING AND DISTRIBUTION

         Merchandise is selected and purchased for all stores at the Company's headquarters. Approximately 98% of the Company's merchandise is shipped by vendors to the Company's distribution center located in Lakeland, Florida. Deliveries are usually made to individual stores on a weekly basis by the Company's fleet of trucks and trailers. In fiscal 2000, the Company purchased products from over 250 suppliers. During fiscal 2000, the Company's ten largest suppliers accounted for approximately 39% of the Company's purchases but no single supplier accounted for more than 7% of total purchases. During fiscal 1999 and 1998 the Company's ten largest suppliers accounted for approximately 34% and 28%, respectively, of the Company's total inventory purchases. The Company believes its relationships with its suppliers are excellent. The Company also believes alternative sources of supply exist (and in some cases such relationships are maintained on a smaller scale), at similar cost and on similar terms, for substantially all types of products sold.

         In order to offer the lowest prices to its customers, the Company continually seeks to reduce purchase and distribution costs of its merchandise. The Company achieves cost reductions working with vendors to secure product savings and other benefits, making volume purchases, and achieving efficiencies in its distribution system and higher productivity at the store level. Over the last few years, the Company has created cost efficiencies through the roll out of its point-of-sale system and the implementation of its Wizard software system in the distribution center.

ADVERTISING AND PROMOTION

         The Company uses various methods to promote its products, including newspaper, direct mail, radio, television, in-store banners, displays and promotions. The Company also uses sales incentives and price-based promotions to advertise its products. In addition, the Company believes that DIY customers are also strongly influenced by "word-of-mouth" recommendations from satisfied customers. The Company also works closely with its suppliers in order to promote its products. The Company views its suppliers as an important element of the advertising and operating process. The suppliers provide certain benefits to the Company, such as volume discounts, rebates, credits, return allowances, cooperative advertising and signage assistance programs. The suppliers also provide product knowledge and training and education that assist the Company's team members in providing excellent customer service.

COMPETITION

         Both the retail and commercial delivery automotive parts aftermarket are highly competitive. Automotive products similar or identical to those available at the Company's stores are generally available from a variety of different competitors in the communities served by Discount Auto Parts stores. The number of competitors and the level of competition faced by Discount Auto Parts stores vary by market area. The principal competitive factors which affect the Company's business are store location, customer service, product selection, product quality, timeliness of commercial deliveries and price. In the state of Florida, the Company operates the largest specialty retail chain offering automotive replacement parts, maintenance items and accessories to the DIY consumer. The Company competes in its various markets with a number of local, regional and national automotive retail chains including Auto Zone, Pep Boys, and Advance Auto. To a lesser extent, the Company's stores also compete with automotive wholesalers or jobbers such as NAPA, Big A and Steego and, in certain product categories such as batteries, oil, filters and accessories, mass merchandisers such as Wal-Mart, Target and Kmart. In the commercial delivery program, the Company competes with many of those same companies.

         Although the Company believes that it competes effectively in its various markets, certain of its competitors, or their parent organizations, are larger in terms of sales volume, have access to greater capital and management resources, or have been operating longer in particular market areas.

TEAM MEMBERS

         As of May 30, 2000, the Company employed 6,390 team members (5,111 were full-time team members). Approximately 82% of the Company's team members are employed in stores or in direct field supervision, while 18% work in the distribution center, and/or corporate and support functions. The Company has no collective bargaining agreements covering any of its team members, and has never experienced any material labor disruption.

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

         The Company's distribution center was expanded in 1996, which doubled its size. As a result of this expansion, there is essentially no additional useable area on its headquarters site for further expansion of the facility. However, the expanded distribution center comprises approximately 600,000 square feet and is capable of serving approximately 700 stores. The expanded distribution center also provides service to the Company's Parts Express warehouses, and is utilized to support the commercial delivery program.

DISCOUNT AUTO PARTS STORES

         The Company has historically owned the majority of its store locations in order to maximize real estate flexibility and control operating costs. As of May 30, 2000, the Company owned 554 or 86% of its locations. The average cost of a new mini-depot format store is approximately $700,000, including $600,000 for the land, building, and soft costs and $100,000 for furniture, fixtures and equipment.

         Certain of the stores in which the Company has an ownership interest are affected by credit facilities or mortgages on which the total unpaid principal balance as of May 30, 2000 was approximately $6.0 million. These borrowings, which are to be repaid in aggregate annual installments of $2.4 million, accrue interest at rates ranging between 9.8% and 10.11% per annum.

         Most of the Company's store leases provide for the payment of a fixed rent, plus increases to cover ad valorem taxes, insurance and maintenance costs. The leases are generally for a term of five years, with the Company having the right to renew for one or more additional five-year terms.

         The Company is currently in the process of completing a sale/leaseback transaction for approximately 150 of its stores outside the state of Florida. The transaction is expected to provide the Company with $80 million to $85 million of net proceeds. The proceeds will be used to reduce outstanding indebtedness under the Company's revolving line of credit. The Company expects the transaction to be completed by the end of August 2000.


ITEM 3.  LEGAL PROCEEDINGS

         Coalition for a Level Playing Field, et. al. v. AutoZone, Inc. et. al, Case No. 00-0953 in and for the United District Court, Eastern District of New York. In February 2000, the Coalition for a Level Playing Field ("Coalition") and over one hundred independent automotive parts and accessories aftermarket warehouse distributors and jobbers filed a lawsuit in the United States District for the Eastern District of New York against the Company and other retailers. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. The Complaint seeks injunctive and declaratory relief, unspecified treble damages on behalf of each of the plaintiffs, as well as attorneys' fees and costs. The Company believes the claims to be without merit and intends to vigorously defend the action.

         The Company is currently involved in litigation with a former insurance carrier pursuant to certain litigation brought by Airgas, Inc. concerning the sale and distribution of freon during 1997. The Airgas litigation was settled in July 1997. The Company is seeking recovery under its insurance policy of certain amounts incurred in connection with the Airgas, Inc. litigation and the settlement thereof. Recently, the separate motions for summary judgment by the Company and by the insurance carrier were denied and the litigation is proceeding. The ultimate outcome of such litigation or an estimate of the amount of potential insurance recoveries, if any, cannot be determined at this time. No benefit for any recovery that may result has been reflected in the Company's fiscal year 2000 financial statements.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange. Information included under the caption "Common Stock Price Range" and "Number of Stockholders" on page 28 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

         Since the initial public offering, the Company has not paid any cash dividends. The Company does not intend to pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's existing credit facilities contain restrictions on the payment of cash dividends on the Common Stock. At May 30, 2000, approximately $160.7 million of the Company's retained earnings were available for dividend distribution.

ITEM 6.  SELECTED FINANCIAL DATA

         Information under the caption "Selected Financial Data" on page 6 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through pages 12 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its credit facility. The Company pays interest on borrowings at the LIBOR rate plus an applicable margin ranging from .625% to 1.25% based on the Company's debt-to-capitalization ratio. If the interest rates on the Company's borrowings averaged 100 basis points more in fiscal 2001 than they did in fiscal 2000, the Company's interest expense would increase and income before income taxes would decrease by approximately $2.1 million. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements of Discount Auto Parts, Inc. together with the report thereon of Ernst & Young LLP, appearing on pages 13 through 25 and page 27 of the Company's 2000 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information contained under the captions "Election of Directors" and "Executive Officers" on pages 2 through 3 and page 9 of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Information contained under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" on pages 10 through 13 of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the caption "Security Ownership" on pages 14 through 16 of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the caption "Certain Relationships and Related Transactions" on page 13 of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) The following financial statements of Discount Auto Parts, Inc. and the report thereon of Ernst & Young LLP dated June 30, 2000, which are included in the Company's 2000 Annual Report to Stockholders for the year ended May 30, 2000, pages 13 through 25, and page 27, are incorporated herein by reference.

             Consolidated Statements of Income for the years ended May 30, 2000, June 1, 1999, and June 2, 1998.

             Consolidated Balance Sheets as of May 30, 2000 and June 1, 1999.

             Consolidated Statements of Stockholders' Equity for the years ended May 30, 2000, June 1, 1999, and June 2, 1998.

             Consolidated Statements of Cash Flows for the years ended May 30, 2000, June 1, 1999, and June 2, 1998.

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

   10.1  *   Revolving Credit Agreement dated as of July 29, 1999 by and among
             Discount Auto Parts, Inc. and SunTrust Bank, Central Florida,
             National Association, individually and as Administrative Agent,
             SunTrust Equitable Securities Corporation, as Arranger and Book
             Manager, Bank of America, N.A., individually and as Syndication
             Agent, the First National Bank of Chicago, individually and as Documentation Agent, SouthTrust Bank, National Association,
             Amsouth Bank, First Union National Bank, Banque Nationale de
             Paris, Regions Bank, and Hibernia National Bank. (Filed as Exhibit
             10.3 to the Company's Form 10-K for the year ended June 1, 1999, as filed with the SEC on August 27, 1999).

   10.2  *   First Amendment to Revolving Credit Agreement dated as of January
             12, 2000 by and among Discount Auto Parts, Inc., the Lenders, and
             SunTrust Bank. (Filed as Exhibit 10.20 to the Company's Form 10-Q for the Quarter Ended March 29, 2000 as filed with the SEC on April 13, 2000).

   10.30 * Amendment and Restatement of the Discount Auto Parts Team Members' Profit Sharing Plan and Trust dated May 31, 1994 (Filed as Exhibit
             10.12 to the Company's Form 10-K for the fiscal year ended May 31, 1994, as filed with the SEC on August 29, 1994).

   10.4  *   Discount Auto Parts, Inc. Supplemental Executive Profit Sharing
             Plan (Filed as Exhibit 10.5 to the Company's Form 10-K for the year ended May 30, 1995, as filed with the SEC on August 26,
             1995).

   10.5  *   First Amendment and Restatement of the Discount Auto Parts, Inc.
             Supplemental Executive Profit Sharing Plan. (Filed as Exhibit
             10.14 to the Company's Form 10-K for the year ended June 2, 1998, as filed with the SEC on August 28, 1998).


   10.6 Incentive compensation plan's for Peter J. Fontaine and William C. Perkins for fiscal year 2001.

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

   10.10 * Discount Auto Parts, Inc. Amended and Restated 1995 Stock Option Plan. (Filed as Exhibit 10.12 to the Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2,
             1997).

   10.11 * 1999 Amendment to the Discount Auto Parts, Inc. Amended and Restated 1995 Stock Option Plan. (Filed as Exhibit 10.11 to the Company's Form 10-K for the year ended June 1, 1999, as filed with the SEC on August 27, 1999).

   10.12 * Indemnification Agreements for Peter J. Fontaine, William C. Perkins, and E.E. Wardlow (Filed as part of Exhibit 10.18 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

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

   10.15 *   Indemnification Agreement for Charles W. Webster, Jr. (Filed as
             Exhibit 10.19 to the Company's Form 10-Q for the Quarter Ended November 30, 1999, as filed with the SEC on January 14, 2000).

   10.16 * Change of Control Employment Agreement with William C. Perkins dated January 17, 2000. (Filed as Exhibit 10.21 to the Company's Form 10-Q for the Quarter Ended March 29, 2000 as filed with the SEC on April 13, 2000).

   10.17 * Change of Control Employment Agreement with C. Michael Moore dated January 17, 2000. (Filed as Exhibit 10.22 to the Company's Form 10-Q for the Quarter Ended March 29, 2000 as filed with the SEC on April 13, 2000).

   10.18 * Form of Change of Control Agreement with each of Clement Bottino, Don Casey, Michael D. Harrah, David Viele and Steven Joiner. (Filed as Exhibit 10.23 to the Company's Form 10-Q for the Quarter Ended March 29, 2000 as filed with the SEC on April 13, 2000).

   10.19 * Severance Protection and Change of Control Benefits Program. (Filed as Exhibit 10.24 to the Company's Form 10-Q for the Quarter Ended March 29, 2000 as filed with the SEC on April 13, 2000).

   10.20 * Agreement and General Release with Steven C. Bair dated March 1, 2000. (Filed as Exhibit 10.25 to the Company's Form 10-Q for the Quarter Ended March 29, 2000 as filed with the SEC on April 13,
             2000).

   10.21 Form of Master Agreement dated as of May 30, 2000 among Discount Auto Parts, Inc., Discount Auto Parts Distribution Center, Inc., Atlantic Financial Group, Ltd., SunTrust Bank and others with Appendix A.

   10.22 Form of Master Lease Agreement dated as of May 30, 2000 between Atlantic Financial Group, Ltd. and Discount Auto Parts Distribution Center, Inc. and others.

   10.23 Form of Mississippi Lease Supplement and Memorandum of Lease effective as of May 30, 2000 between Atlantic Financial Group, Ltd. and Discount Auto Parts Distribution Center, Inc.

   10.24 Form of Guaranty Agreement from Discount Auto Parts, Inc. dated as of May 30, 2000.

   13        Annual Report to Stockholders for the year ended May 30, 2000.

   21        Subsidiaries of the Company.

   23        Consent of Ernst & Young LLP.

   27        Financial Data Schedule.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         DISCOUNT AUTO PARTS, INC.



/s/ Peter J. Fontaine                                     August 25, 2000
--------------------------------------------              ---------------------
PETER J. FONTAINE, Chief Executive Officer,               Date
Director, (principal executive officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Peter J. Fontaine                                     August 25, 2000
--------------------------------------------              ---------------------
PETER J. FONTAINE, Chief Executive Officer,               Date
Director, (principal executive officer)


/s/ C. Michael Moore                                      August 25, 2000
--------------------------------------------              ---------------------
C. MICHAEL MOORE, Executive Vice President -              Date
Finance, Chief Financial Officer, Secretary
(principal financial and accounting officer)


/s/ William C. Perkins                                    August 25, 2000
--------------------------------------------              ---------------------
WILLIAM C. PERKINS, President, Chief                      Date
Operating Officer, Director


/s/ E.E. Wardlow                                          August 25, 2000
---------------------------------------------             ---------------------
E.E. WARDLOW, Director                                    Date


/s/ David P. Walling                                      August 25, 2000
---------------------------------------------             ---------------------
DAVID P. WALLING, Director                                Date


/s/ Charles W. Webster, Jr.                               August 25, 2000
---------------------------------------------             ---------------------
CHARLES W. WEBSTER, JR., Director                         Date