Form 10-Q
period 2000-08-29
DISCOUNT AUTO PARTS INC
filed 2000-10-12
CIK 889409

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 29, 2000

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

Common Stock $.01 Par Value - 16,695,044 shares as of August 29, 2000

                            Discount Auto Parts, Inc.

                                      Index



PART I.  FINANCIAL INFORMATION                                              Page


Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - August 29, 2000 and May 30, 2000 ..... 3

Condensed Consolidated Statements of Income - for the thirteen weeks ended
August 29, 2000 and August 31, 1999........................................... 4

Condensed Consolidated Statements of Cash Flows - for the thirteen weeks ended
August 29, 2000 and August 31, 1999 .......................................... 5

Notes to Condensed Consolidated Financial Statements...........................6


Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations..................................................................7

Item 3. Quantitative and Qualitative Disclosures about Market Risk............10

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.....................................................10

Item 6. Exhibits and Reports on Form 8-K..................................... 11

SIGNATURES ...................................................................12


Item 1.  Financial Statements (Unaudited)
Discount Auto Parts, Inc.
Condensed Consolidated Balance Sheets (Unaudited)


                                                                               August 29                 May 30
                                                                                  2000                    2000
                                                                           -------------------      ------------------
                                  ASSETS                                                 (In thousands)
Current  assets:
     Cash                                                                $              5,938     $            12,612
     Inventories                                                                      248,789                 253,113
     Prepaid expenses and other current assets                                         15,428                  14,455
                                                                           -------------------      ------------------
             Total current assets                                                     270,155                 280,180

Property and equipment                                                                534,390                 524,053
     Less allowances for depreciation and amortization                              (110,669)               (104,771)
                                                                           -------------------      ------------------
                                                                                      423,721                 419,282

Other assets                                                                            5,439                   5,247
                                                                           -------------------      ------------------
Total assets                                                             $            699,315     $           704,709
                                                                           ===================      ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                              $             65,368     $           100,804
     Other current liabilities                                                         18,567                  23,207
     Current maturities of long-term debt                                               2,400                   2,400
                                                                           -------------------      ------------------
            Total current liabilities                                                  86,335                 126,411

Deferred income taxes                                                                  10,494                  10,494
Long-term debt                                                                        295,713                 264,600

Stockholders' equity:
     Preferred stock
                                                                           -                        -
     Common stock                                                                         167                     167
     Additional paid-in capital                                                       142,379                 142,379
     Retained earnings                                                                164,227                 160,658
                                                                           -------------------      ------------------
     Total stockholders' equity                                                       306,773                 303,204
                                                                           -------------------      ------------------
Total liabilities and stockholders' equity                               $            699,315     $           704,709
                                                                           ===================      ==================

See accompanying notes.


Discount Auto Parts, Inc.
Condensed Consolidated Statements of Income (Unaudited)




                                                                                     Thirteen                   Thirteen
                                                                                       Weeks                   Weeks Ended
                                                                                       Ended
                                                                                --------------------         ----------------
                                                                                     August 29                  August 31
                                                                                       2000                       1999
                                                                                --------------------         ----------------
                                                                                            (In thousands, except per share
                                                                                        amounts)

Net sales                                                                     $             167,074        $         143,625
Cost of sales, including distribution costs                                                 103,150                   85,198
                                                                                --------------------         ----------------
     Gross profit                                                                            63,924                   58,427

Selling, general and administrative expenses                                                 52,850                   43,694
                                                                                --------------------         ----------------
       Income from operations                                                                11,074                   14,733
Other income, net                                                                                85                      638
Interest expense                                                                            (5,583)                  (3,651)
                                                                                --------------------         ----------------
Income before income taxes                                                                    5,576                   11,720
Income taxes                                                                                  2,007                    4,374
                                                                                --------------------         ----------------
Net income                                                                    $               3,569        $           7,346
                                                                                ====================         ================
Net income per share:
       Basic net income per common share                                      $                            $
                                                                                               0.21                     0.44
                                                                                ====================         ================
                                                                                ====================         ================
       Diluted net income per common share                                    $                            $
                                                                                               0.21                     0.44
                                                                                ====================         ================

Average common shares outstanding                                                                                     16,690
                                                                                             16,695
Dilutive effect of stock options
                                                                                                  -                      117
                                                                                --------------------         ----------------
Average common shares outstanding - assuming dilution                                                                 16,807
                                                                                             16,695
                                                                                ====================         ================


See accompanying notes.


Discount Auto Parts, Inc.
Condensed Consolidated Statements Of Cash Flows (Unaudited)

                                                                                 Thirteen                  Thirteen
                                                                                Weeks Ended            Weeks Ended
                                                                            --------------------------------------------
                                                                            --------------------------------------------

                                                                                 August 29                August 31
                                                                                   2000                      1999
                                                                            --------------------       -----------------
                                                                            --------------------------------------------
Operating  activities                                                                     (In thousands)
Net income                                                                $               3,569      $            7,346
Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation  and  amortization                                                    6,129                   5,411
       Gain on disposals of property and equipment                                          (3)                   (664)
       Changes in operating assets and liabilities:
          Decrease (increase) in inventories                                              4,324                (12,056)
          (Increase) decrease in prepaid expenses and other
               current assets                                                             (973)                   1,045
          (Increase) in other assets                                                      (423)                   (755)
          (Decrease) in trade accounts payable                                         (35,436)                (15,299)
           (Decrease)  increase in other current liabilities                            (4,640)                     488
                                                                            --------------------       -----------------
                                                                            --------------------       -----------------
Net cash used in operating activities                                                  (27,453)                (14,484)

Investing  activities
Proceeds from sales of property and equipment                                               282                   1,149
Purchases of property and equipment                                                    (10,616)                (18,189)
                                                                            --------------------       -----------------
                                                                            --------------------       -----------------
Net cash used in investing activities                                                  (10,334)                (17,040)

Financing  activities
Proceeds from short-term borrowings and
            long-term debt                                                               57,374                  38,492
Payments of short-term borrowings and long-term debt                                   (26,261)                 (8,987)
                                                                            --------------------       -----------------
Net cash provided by financing activities                                                31,113                  29,505

Net decrease in cash                                                                    (6,674)                 (2,019)
Cash at beginning of period                                                              12,612                   8,795
                                                                            --------------------       -----------------
                                                                            ====================       =================
Cash at end of period                                                     $               5,938      $            6,776
                                                                            ====================       =================
                                                                            ====================       =================

See accompanying notes.

                            Discount Auto Parts, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 August 29, 2000

     1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Discount Auto Parts, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 30, 2000.

Operating results for the thirteen-week period ended August 29, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Long-Term Debt

Long-term debt consists of the following (in thousands):
                                                                       August 29               May 30
                                                                           2000                  2000
                                                                      ---------------      -----------------
Revolving credit agreements                                      $           243,313  $             211,000
Senior term notes                                                             50,000                 50,000
Senior secured notes                                                           4,800                  6,000
                                                                      ---------------      -----------------
                                                                             298,113                267,000
Less current maturities                                                      (2,400)                (2,400)
                                                                      ===============      =================
                                                                 $           295,713  $             264,600
                                                                      ===============      =================


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

At August 29, 2000 and May 30, 2000, the Company's weighted average interest rate on its borrowing under its revolving lines of credit was 7.6% and 7.3%, respectively.

As of August 29, 2000, the Company had approximately $21.7 million of available borrowings.

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

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance.

3.       Comprehensive Income

Comprehensive income for the periods presented equals net income.



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of OperationsThirteen Weeks Ended August 29, 2000 Compared to Thirteen Weeks Ended August 31, 1999

Total sales for the first quarter of fiscal 2001 increased 16.3% to $167.1 million, as compared to $143.6 million for the first quarter a year earlier. Comparable store sales increased 6.5% for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. Comparable store sales results include sales from the Company's commercial delivery program. The balance of the increase in total sales for the first quarter were attributable to sales from new stores opened since the beginning of fiscal 2000.

At August 29, 2000, the Company had 653 stores in operation, compared with 643 stores at May 30, 2000 and 580 stores at August 31, 1999.

Gross profit for the first quarter of fiscal 2001 increased 9.4% to $63.9 million as compared to $58.4 million for the first quarter of fiscal 2000. As a percentage of sales, gross profit was 38.3% for the first quarter of fiscal 2001 as compared to 40.7% for the first quarter of fiscal 2000. Gross profit for the first quarter of fiscal 2001 was negatively impacted by continued margin pressure in commodity categories such as oil and freon, higher than anticipated inventory shrinkage expense and higher product distribution costs.

Selling, general and administrative (" SG&A") expenses increased as a percentage of sales from 30.4% in the first quarter of fiscal 2000 to 31.6% in the first quarter of fiscal 2001. The increase is due in part to increases in salaries and wages at our retail stores that are primarily being driven by the continuing strong economy and resulting lower levels of unemployment.

Income from operations for the first quarter of fiscal 2001 was $11.1 million as compared to $14.7 million for the first quarter of fiscal 2000.

Interest expense for the first quarter of fiscal 2001 increased 52.9% to $5.6 million as compared to $3.7 million for the first quarter of fiscal 2000. The increase was the result of increased borrowings primarily associated with new store growth and overall higher interest rates.

The Company's effective tax rate for the first quarter of fiscal 2001 was 36.0% as compared to 37.3% for the first quarter of fiscal 2000. The lower tax rate primarily is the result of state planning and restructuring initiatives, which were implemented as of the end of the second quarter of fiscal 2000.

Taking into account all of the above described factors, the Company reported net income for the first quarter of fiscal 2001 of $3.6 million or $.21 per diluted share as compared to net income of $7.3 million or $.44 per diluted share for first quarter of fiscal 2000.

Liquidity and Capital Resources

For the thirteen weeks ended August 29, 2000, net cash of $27.5 million was used in the Company's operations versus $14.5 million used by the Company's operations for the comparable thirteen week period of fiscal 2000. During the thirteen weeks ended August 29, 2000, this net use of cash was due primarily to a reduction in trade accounts payable. These uses of cash were offset in part by current period earnings and depreciation. The variance between the $27.5 million net cash used in operations for fiscal 2001 and the $14.5 million net cash used by operations for the fiscal 2000 period is primarily due to the more significant decrease in accounts payable for the fiscal 2001 period. During the fourth quarter of fiscal 2000 the Company was able to obtain more extended vendor terms than in the prior year. Such extended terms generally come due in the first quarter of the new fiscal year.

Capital expenditures for the thirteen weeks ended August 29, 2000 were $10.6 million. The majority of the capital expenditures related to the 12 new stores opened during that period. The Company also closed two stores during the quarter. For all of fiscal 2001, the Company expects to open approximately 40 new stores.

In May 2000, the Company broke ground on a second distribution center in Copiah County, Mississippi. The second distribution center is expected to be approximately 400,000 square feet and, ultimately, support approximately 450 stores. The new distribution center is expected to be opened and operational early in calendar 2001. Expenditures associated with the construction of the second distribution center are expected to be approximately $30 million. The second distribution center is being leased under a new $28 million operating lease agreement, which was consummated in May 2000. The lease will cover the land, buildings and certain integrated operating equipment, such as conveyor systems. Additional rolling stock, computer equipment, etc. will be funded through other lease arrangements or the Company's existing revolving line of credit.

The Company also continued the roll-out of its commercial delivery service, which began in the third quarter of fiscal 1998. The Company's commercial delivery service consists of a program whereby commercial customers (such as auto service centers, commercial mechanics, garages and the like) establish commercial accounts with the Company and order automotive parts from the Company, with such parts being delivered by the Company or picked up by the customer from nearby Discount Auto Parts stores. The commercial delivery program requires the Company to extend trade credit to certain of the commercial account customers as part of the ordinary course of business. The extension of such trade credit increases the capital requirements associated with the roll-out of the program and exposes the Company to credit risk from uncollectible accounts. The Company has established systems to manage and control such credit risk. The amount of capital that is needed to cover extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops. To date, the commercial delivery program has incurred operating losses of approximately $10.5 million, which have been funded by the Company's retail operations and its revolving line of credit. Although there can be no assurances, management expects the commercial delivery program to break even on a direct cost basis during fiscal 2001.

The Company anticipates that total capital expenditures for fiscal 2001, including the costs associated with the addition of approximately 40 new stores, and the expenditures associated with the construction of the second distribution center exclusive of the operating lease will be in the range of $35 to $40 million.

The Company has historically been able to finance most of its new store growth through unsecured lines of credit and medium and longer-term mortgage financing provided by banks and other institutional lenders, and through cash flow from operations. As further discussed in Note 2 of the Notes to Consolidated Financial Statements, effective July 29, 1999, the Company entered into a new five year $265 million unsecured revolving credit facility with a syndication of banks. As of August 29, 2000, the Company had $21.7 million of additional availability under its existing financing agreements.

The Company is currently in the process of seeking to complete a sale/leaseback transaction for approximately 150 of its store locations outside the state of Florida. The transaction is expected to provide the Company with $80 to $85 million of net proceeds. The proceeds will be used to reduce outstanding indebtedness under the Company's revolving line of credit, thus creating additional borrowing availability under that line. Although the Company had expected to have closed on this transaction during its first fiscal quarter, there have been delays in putting the financing arrangements in place for such transaction. The Company is continuing its efforts to finalize this transaction and, although there can be no assurance that the financing arrangements will be satisfactorily completed, the Company expects the transaction to close during November 2000.

As of August 29, 2000, 89 or approximately 14% of the Company's stores were leased. Upon completion of the sale/leaseback transaction the Company's leased store percentage would increase to approximately 35%. Although the Company generally anticipates a similar own/lease percentage relationship for new stores in the future, the Company may explore opportunities that could lead to increases in this percentage.

The Company is exposed to changes in interest rates, primarily from its revolving credit agreement. The Company also has long-term debt that bears a fixed rate. As to the fixed rate debt, there is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long-term debt.

The Company believes that the expected cash flows from operations, proceeds from the pending sale/leaseback transaction, available bank borrowings and trade credit, will be sufficient to fund the capital and liquidity needs of the Company for the next two to three years. If the sale/leaseback were not completed, the Company would need to immediately seek alternative types of funding in order to supplement the existing revolving credit facility and there can be no assurance that such alternative funding would be available or, if available, would be available on terms favorable to the Company. If such alternative funding proved unavailable, the Company may have to further scale back certain of its growth plans.

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

These potential risks and uncertainties include, but are not limited to, increased competition, extent of the market demand for auto parts, availability of inventory supply, inventory shrinkage, propriety of inventory mix, adequacy and perception of customer service, product quality and defect experience, availability of and ability to take advantage of vendor pricing programs and incentives, sourcing availability, rate of new store openings, cannibalization of store sites, mix and types of merchandise sold, governmental regulation of products, new store development and the like, performance of information systems, effectiveness of deliveries from the distribution center, ability to hire, train and retain qualified team members, availability of quality store sites, ability to successfully implement the commercial delivery service, credit risk associated with the commercial delivery service, environmental risks, availability of expanded and extended credit facilities, and the ability to successfully and efficiently establish and coordinate operations at the second distribution center.

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

         No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in the Company's Annual Report on Form 10-K for the year ended May 30, 2000.


PART II.  OTHER INFORMATION


     Item 1. Legal Proceedings


Coalition for a Level Playing Field, et. al. V. AutoZone, Inc. et. al, Case No. 00-0953 in and for the United District Court, Eastern District of New York. In February 2000, the Coalition for a Level Playing Field ("Coalition") and over one hundred independent automotive parts and accessories aftermarket warehouse distributors and and/or jobbers filed a lawsuit in the United States District for the Eastern District of New York against the Company. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. The complaint seeks injunctive and declaratory relief, unspecified treble damages on behalf of each of the plaintiffs, as well as attorneys' fees and costs. Responsive pleadings from the defendants are expected to be filed by the end of October 2000 with discovery following thereafter. The Company believes the claims to be without merit and intends to vigorously defend the action.

The Company is currently involved in litigation with its insurance carrier pursuant to which the Company is seeking recovery under its insurance policy of certain amounts incurred in connection with the previously reported Airgas, Inc. litigation and the settlement thereof. Recently, the separate motions for summary judgment by the Company and by the insurance carrier were denied and the litigation is proceeding. The ultimate outcome of such litigation or an estimate of the amount of potential insurance recoveries, if any, cannot be determined at this time. No benefit for any recovery, which may result, has been reflected in the Company's accompanying financial statements.

Discount Auto Parts is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

10.25    Form of Indemnification Agreement with each C. Michael Moore, Clement
         A. Bottino, Michael D. Harrah, Thomas Merk and David C. Viele.


10.26 Second Amendment to Revolving Credit Agreement dated as of August 29, 2000 by and among Discount Auto Parts, Inc. the Lenders, and SunTrust Bank.

27       Financial Data Schedule  (For SEC Use Only)


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the thirteen week period ended August 29, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       DISCOUNT AUTO PARTS, INC.


Date:    October 12, 2000                            By: /s/ Peter J. Fontaine
         ----------------                                ---------------------
                                                             Peter J. Fontaine
                                                         Chief Executive Officer
                                                   (Principal Executive Officer)

Date:   October 12, 2000                             By: /s/ C. Michael Moore
        ----------------                                 --------------------
                                                             C. Michael Moore
                                                         Chief Financial Officer
                                                        (Principal Financial and
                                                             Accounting Officer)

INDEMNIFICATION AGREEMENT


     THIS INDEMNIFICATION AGREEMENT is made and entered into this ____ day of _________, 2000, by and between ______________________ (the "Indemnified Party")
and DISCOUNT AUTO PARTS, INC., a Florida corporation (the "Corporation").

                                                W I T N E S S E T H:

     WHEREAS, it is essential to the Corporation to retain and attract as Directors and/or Executive Officers the most capable persons available; and

     WHEREAS, the substantial increase in corporate litigation subjects directors and officers to expensive litigation risks at the same time that the availability of directors' and officers' liability insurance has been severely limited; and

     WHEREAS, in addition, the statutory indemnification provisions of the Florida Business Corporations Act and Article VI of the bylaws of the Corporation (the"Article") expressly provide that they are non-exclusive; and

     WHEREAS, the Indemnified Party does not regard the protection available under the Article and insurance, if any, as adequate in the present circumstances, and considers it necessary and desirable to his service as a Director and/or Executive Officer to have adequate protection, and the Corporation desires the Indemnified Party to serve in such capacity have such protection; and

     WHEREAS, the Florida Business Corporation Act and the Article provide that indemnification of Directors and Executive Officers of the Corporation may be authorized by agreement, and thereby contemplates that contracts of this nature may be entered into between the Corporation and the Indemnified Party with respect to indemnification of the Indemnified Party as a Director and/or Executive Officer of the Corporation.

     NOW THEREFORE, in consideration of the premises and the mutual covenants and agreements contained in this Agreement, it is hereby agreed as follows:


        1. INDEMNIFICATION GENERALLY.

     (a) Grant of Indemnity. Subject to and upon the terms and conditions of this Agreement, the Corporation hereby agrees to indemnify the Indemnified Party in respect of any and all claims, losses, damages and expenses which may be incurred by the Indemnified Party as a result of or arising out of:



     (1) any threatened, pending, or completed action, suit or proceeding, whether brought by or in the right of the Corporation or otherwise and whether of a civil, criminal, administrative or investigative nature, in which the Indemnified Party may be or may have been involved as a party or otherwise, arising out of the fact that the Indemnified Party is or was a director, officer, employee, agent or stockholder of the Corporation or any of its "Affiliates" (as such term is defined in the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933), or served as a director, officer, stockholder, agent, employee, salesman, independent contractor, partner, franchisor or joint venturer in or for any person, firm, partnership, corporation or other entity at the request of the Corporation (including without limitation service in any capacity for or in connection with any employee benefit plan maintained by the Corporation or on behalf of the Corporation's employees).

     (2) any attempt (regardless of its success) by any person to charge or cause the Indemnified Party to be charged with wrongdoing or with financial responsibility for damages arising out of or incurred in connection with the matters indemnified against in this Agreement; or

     (3) any expense, assessment, fine, tax, judgment or settlement payment arising out of or incident to any of the matters indemnified against in this Agreement including reasonable fees and disbursements of counsel (before and at trial and in appellate proceedings).

     (b) Claims for Indemnification. (i) Whenever any claims shall arise for indemnification under this Agreement, the Indemnified Party shall notify the Corporation promptly and in any event within 30 days after the Indemnified Party has actual knowledge of the facts constituting the basis for such claim. The notice shall specify all facts known to the Indemnified Party giving rise to such indemnification right and the amount or an estimate of the amount of liability (including estimated expenses) arising therefrom.

     (ii) Any indemnification under this Agreement shall be made no later than 30 days after receipt by the Corporation of the written notification specified in Section 1(b)(i), unless a determination is made within such 30 day period by
(X) the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to the matter described in the notice or (Y) independent legal counsel, agreed to by the Corporation, in a written opinion (which counsel shall be appointed if such a quorum is not obtainable), that the Indemnified Party has not met the relevant standards for indemnification under this Agreement.


     (c) Rights to Defend or Settle; Third Party Claims, etc. (i) If the facts giving rise to any indemnification right under this Agreement shall involve any actual or threatened claim or demand against the Indemnified Party, or any possible claim by the Indemnified Party against any third party, such claim shall be referred to as a AThird Party Claim.@ If the Corporation provides the Indemnified Party with an agreement in writing in form and substance satisfactory to the Indemnified Party and his counsel, agreeing to indemnify and hold the Indemnified Party harmless from all costs and liability arising from any Third Party Claim (an "Agreement of Indemnity"), and demonstrating to the satisfaction of the Indemnified Party the financial wherewithal to accomplish such indemnification, the Corporation may at its own expense undertake full responsibility for the defense or prosecution of such Third Party Claim. The Corporation may contest or settle any such Third Party Claim for money damages on such terms and conditions as it deems appropriate but shall be obligated to consult in good faith with the Indemnified Party and not to contest or settle any Third Party Claim involving injunctive or equitable relief against or affecting the Indemnified Party or his properties or assets without the prior written consent of the Indemnified Party, such consent not to be withheld unreasonably. The Indemnified Party may participate at his own expense and with his own counsel in defense or prosecution of a Third Party Claim pursuant to this Section 1(c)(i), and such participation shall not relieve the Corporation of its obligation to indemnify the Indemnified Party under this Agreement.

     (ii) If the Corporation fails to deliver a satisfactory Agreement of Indemnity and evidence of financial wherewithal within 10 days after receipt of notice pursuant to Section 1(b), the Indemnified Party may contest or settle the Third Party Claim on such terms as it sees fit but shall not reach a settlement with respect to the payment of money damages without consulting in good faith with the Corporation. The Corporation may participate at its own expense and with its own counsel in defense or prosecution of a Third Party Claim pursuant to this Section 1(c)(ii), but any such participation shall not relieve the Corporation of its obligations to indemnify the Indemnified Party under this Agreement. All expenses (including attorneys' fees) incurred in defending or prosecuting any Third Party Claim shall be paid promptly by the Corporation as the suit or other matter is proceeding, upon the submission of bills therefor or other satisfactory evidence of such expenditures during the pendency of any matter as to which indemnification is available under this Agreement. The failure to make such payments within 30 days after submission shall constitute a breach of a material obligation of the Corporation under this Agreement.

     (iii) If by reason of any Third Party Claim a lien, attachment, garnishment or execution is placed upon any of the property or assets of the Indemnified Party, the Corporation shall promptly furnish a satisfactory indemnity bond to obtain the prompt release of such lien, attachment, garnishment or execution.

     (iv) The Indemnified Party shall cooperate in the defense of any Third Party Claim which is controlled by the Corporation, but the Indemnified Party shall continue to be entitled to indemnification and reimbursement for all costs and expenses incurred by him in connection therewith as provided in this Agreement.


     (d) Cooperation. The parties to this Agreement shall execute such powers of attorney as may be necessary or appropriate to permit participation of counsel selected by any party hereto and, as may be reasonably related to any such claim or action, shall provide to the counsel, accountants and other representatives of each party access during normal business hours to all properties, personnel, books, records, contracts, commitments and all other business records of such other party and will furnish to such other party copies of all such documents as may be reasonably requested (certified, if requested).

     (e) Choice of Counsel. In all matters as to which indemnification is available to the Indemnified Party under this Agreement, the Indemnified Party shall be free to choose and retain counsel, provided that the Indemnified Party shall consult in good faith with the Corporation regarding such choice.

     (f) Consultation. If the Indemnified Party desires to retain the services of an attorney prior to the determination by the Corporation as to whether it will undertake the defense or prosecution of the Third Party Claim as provided in Section 1(c), the Indemnified Party shall notify the Corporation of such desire in the notice delivered pursuant to Section 1(b)(i), and such notice shall identify the counsel to be retained. The Corporation shall then have 10 days within which to advise the Indemnified Party whether it will assume the defense or prosecution of the Third Party Claim in accordance with Section 1(c)(i). If the Indemnified Party does not receive an affirmative response within such 10 day period, he shall be free to retain counsel of his choice, and the indemnity provided in Section 1(a) shall apply to the reasonable fees and disbursements of such counsel incurred after the expiration of such 10 day period. Any fees or disbursements incurred prior to the expiration of such 10 day period shall not be covered by the indemnity of Section 1(a).

     (g) Repayment. (i) Notwithstanding the other provisions of this Agreement to the contrary, if the Corporation has incurred any cost, damage or expense under this Agreement paid to or for the benefit of the Indemnified Party and it is determined by a court of competent jurisdiction from which no appeal may be taken that the Indemnified Party has engaged in "Nonindemnifiable Conduct" as that terms is defined in Section 1(g)(ii), the Indemnified Party shall reimburse the Corporation for any and all such amounts previously paid to or for the benefit of the Indemnified Party.

     (ii) For these purposes, "Nonindemnifiable Conduct" shall mean actions or omissions of the Indemnified Party material to the cause of action to which the indemnification under this Agreement related determined to involve:

     (1) a violation of the criminal law, unless the Indemnified Party had reasonable cause to believe his conduct was lawful and no reasonable cause to believe his conduct was unlawful;

     (2) a transaction in which the Indemnified Party derived an improper personal benefit;


     (3) if the Indemnified Party is a director of the Corporation, a circumstance under which the liability provisions of Section 607.0834 (or any successor or similar statute) are applicable;

     (4) willful misconduct or a conscious disregard for the best interests of the Corporation in a proceeding by or in the right of the Corporation to procure a judgment in favor of the Corporation or in a proceeding by or in the right of a stockholder; or

     (5)  conduct   pursuant  to  then   applicable   law  that  prohibits  such
indemnification.


        2. TERM.

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


        3. REPRESENTATIONS AND AGREEMENTS OF THE CORPORATION.

     (a) Authority. The Corporation represents, covenants and agrees that it has the corporate power and authority to enter into this Agreement and to carry out its obligations under this Agreement. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated by this Agreement have been duly authorized by the Board of Directors of the Corporation. This Agreement is a valid and binding obligation of the Corporation and is enforceable against the Corporation in accordance with its terms.

     (b) The Corporation's Insurance and Indemnification. (i) The Corporation represents, covenants and agrees that during the term of this Agreement, it will use its best efforts to maintain a policy or policies of officers' and directors' liability insurance providing coverage to the Indemnified Party in respect of his service as an officer, director and/or employee of the Corporation, which policy at all times shall be in an amount and shall contain terms and conditions no less favorable than the policy in effect at such time for the Corporation's other officers and directors.


     (ii) During the term of this Agreement, to the fullest extent permitted by law, the Corporation will cause those sections of its bylaws regarding indemnification of directors and officers currently in effect to remain in full force and effect, and it and its directors will act in good faith and in accordance with the procedures and spirit of such bylaws.

     (c) Noncontestability. The Corporation represents, covenants and agrees that it will not initiate, and that it will use its best efforts to cause any of its Affiliates not to initiate, any action, suit or proceeding challenging the validity or enforceability of this Agreement.

     (d) Good Faith Judgment. The Corporation represents, covenants and agrees that it will exercise good faith judgment in determining the entitlement of the Indemnified Party to indemnification under this Agreement.


        4. RELATIONSHIP OF THIS AGREEMENT TO OTHER INDEMNITIES.

     (a) Nonexclusivity. This Agreement and all rights granted to the Indemnified Party under this Agreement are in addition to and are not deemed to be exclusive with or of any other rights that may be available to the Indemnified Party under any Articles of Incorporation, bylaw, statute, agreement, or otherwise.

     (b) Availability, Contribution, Etc.. (i) The availability or nonavailability of indemnification by way of insurance policy, Articles of Incorporation, bylaw, vote of stockholders, or otherwise from the Corporation to the Indemnified Party shall not affect the right of the Indemnified Party to indemnification under this Agreement, provided that all rights under this Agreement shall be subject to applicable statutory provisions in effect from time to time.

     (ii) Any funds received by the Indemnified Party by way of indemnification or payment from any source other than from the Corporation under this Agreement shall reduce any amount otherwise payable to the Indemnified Party under this Agreement.

     (iii) If the Indemnified Party is entitled under any provision of this Agreement to indemnification by the Corporation for some claims, issues or matters, but not as to other claims, issues or matters, or for some or a portion of the expenses, judgments, fines or penalties actually and reasonably incurred by him or amounts actually and reasonably paid in settlement by him in the investigation, defense, appeal or settlement of any matter for which indemnification is sought under this Agreement, but not for the total amount thereof, the Corporation shall nevertheless indemnify the Indemnified Party for the portion of such claims, issues or matters or expenses, judgments, fines, penalties or amounts paid in settlement to which the Indemnified Party is entitled.


     (iv) If for any reason a court of competent jurisdiction from which no appeal can be taken rules that the indemnity provided under this Agreement is unavailable, or if for any reason the indemnity under this Agreement is insufficient to hold the Indemnified Party harmless as provided in this Agreement, then in either event, the Corporation shall contribute to the amounts paid or payable by the Indemnified Party in such proportion as equitably reflects the relative benefits received by, and fault of the Indemnified Party and the Corporation and its Affiliates.

     (c) Allowance for Compliance with SEC Requirements. The Indemnified Party acknowledges that the Securities and Exchange Commission ("SEC") has expressed the opinion that indemnification of directors and officers from liabilities under the Securities Act of 1933 (the "1933 Act") is against public policy as expressed in the 1933 Act and, is therefore, unenforceable. The Indemnified Party hereby agrees that it will not be a breach of this Agreement for the Corporation to undertake with the Commission in connection with the registration for sale of any stock or other securities of the Corporation from time to time that, in the event a claim for indemnification against such liabilities (other than the payment by the Corporation of expenses incurred or paid by a director or officer of the Corporation in the successful defense of any action, suit or proceeding) is asserted in connection with such stock or other securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of competent jurisdiction on the question of whether or not such indemnification by it is against public policy as expressed in the 1933 Act and will be governed by the final adjudication of such issue. The Indemnified Party further agrees that such submission to a court of competent jurisdiction shall not be a breach of this Agreement.


        5. MISCELLANEOUS.

     (a) Notices. All notices, requests, demands and other communications which are required or which may be given under this Agreement shall be in writing and shall be deemed to have been duly given if personally delivered or mailed, first class mail, postage prepaid to:


        If to the Indemnified Party:       ______________________
                                           ======================

        If to the Corporation:                    Discount Auto Parts, Inc.
                            4900 Frontage Road South
                             Lakeland, Florida 33801


     (b) Construction and Interpretation. (i) This Agreement shall be construed pursuant to and governed by the substantive laws of the State of Florida (and any provision of Florida law shall not apply if the law of a state or jurisdiction other than Florida would otherwise apply).


     (ii) The headings of the various  sections in this  Agreement  are inserted
for  the   convenience  of  the  parties  and  shall  not  affect  the  meaning, construction or interpretation of this Agreement.

     (iii) Any provision of this Agreement which is determined by a court of competent jurisdiction to be prohibited, unenforceable or not authorized in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition, unenforceability or non-authorization without invalidating the remaining provisions hereof or affecting the validity, enforceability or legality of such provision in any other jurisdiction. In any such case, such determination shall not affect any other provision of this Agreement, and the remaining provisions of this Agreement shall remain in full force and effect. If any provision or term of this Agreement is susceptible to two or more constructions or interpretations, one or more of which would render the provision or term void or unenforceable, the parties agree that a construction or interpretation which renders the term or provision valid shall be favored.

     (c) Entire Agreement. Except as otherwise expressly provided herein, this Agreement constitutes the entire Agreement, and supersedes all prior agreements and understandings, oral and written, among the parties to this Agreement with respect to the subject matter hereof.

     (d) Specific Enforcement. (i) The parties agree and acknowledge that in the event of a breach by the Corporation of its obligation promptly to indemnify the Indemnified Party as provided in this Agreement, or breach of any other material provision of this Agreement, damages at law will be an insufficient remedy to the Indemnified Party. Accordingly, the parties agree that, in addition to any other remedies or rights that may be available to the Indemnified Party, the Indemnified Party shall also be entitled, upon application to a court of competent jurisdiction, to obtain temporary or permanent injunctions to compel specific performance of the obligations of the Corporation under this Agreement.

     (ii) There shall exist in such action a rebuttable presumption that the Indemnified Party has met the applicable standard(s) of conduct and is therefore entitled to indemnification pursuant to this Agreement, and the burden of proving that the relevant standards have not been met by the Indemnified Party shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors or independent legal counsel) prior to the commencement of such action to have made a determination that indemnification is proper in the circumstances because the Indemnified Party has met the applicable standard of conduct, nor an actual determination by the Corporation (including its Board of Directors or independent legal counsel) that the Indemnified Party has not met such applicable standard of conduct, shall (X) constitute a defense to the action, (Y) create a presumption that the Indemnified Party has not met the applicable standard of conduct, or (Z) otherwise alter the presumption in favor of the Indemnified Party referred to in the preceding sentence.


     (e) Cost of Enforcement; Interest. (i) If the Indemnified Party engages the services of an attorney or any other third party or in any way initiates legal action to enforce his rights under this Agreement, including but not limited to the collection of monies due from the Corporation to the Indemnified Party, the prevailing party shall be entitled to recover all reasonable costs and expenses (including reasonable attorneys' fees before and at trial and in appellate proceedings). Should the Indemnified Party prevail, such costs and expenses shall be in addition to monies otherwise due him under this Agreement.

     (ii) If any monies shall be due the Indemnified Party from the Corporation under this Agreement and shall not be paid within 30 days from the date of written request for payment, interest shall accrue on such unpaid amount at the rate of 1% per annum in excess of the prime rate announced from time to time by Sun Bank, National Association, Orlando, Florida, or such lower rate as may be required to comply with applicable law.

     (f) Binding  Effect.  This Agreement shall be binding upon and inure to the
benefit  of  the  successors  in  interest  and  assigns,   heirs  and  personal
representatives, as the case may be, of the parties.

     (g) Further Assurances. The parties to this Agreement will execute and deliver, or cause to be executed and delivered, such additional or further documents, agreements or instruments and shall cooperate with one another in all respects for the purpose of carrying out the transactions contemplated by this Agreement.

     (h) Venue; Process. The parties to this Agreement agree that jurisdiction and venue in any action brought pursuant to this Agreement to enforce its terms or otherwise with respect to the relationships between the parties shall properly lie in the Circuit Court of the Tenth Judicial Circuit of the State of Florida in and for Polk County or in the United States District Court for the Middle District of Florida, Tampa Division. Such jurisdiction and venue are merely permissive; jurisdiction and venue shall also continue to lie in any court where jurisdiction and venue would otherwise be proper. The parties agree that they will not object that any action commenced in the foregoing jurisdictions is commenced in a forum non conveniens. The parties further agree that the mailing by certified or registered mail, return receipt requested, of any process required by any such court shall constitute valid and lawful service of process against them, without the necessity for service by any other means provided by statute or rule of court.

     (i) Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be considered an original, but all of which together shall constitute one and the same instrument.

     (j) Waiver and Delay. No waiver or delay in enforcing the terms of this Agreement shall be construed as a waiver of any subsequent breach. No action taken by the Indemnified Party shall constitute a waiver of his rights under this Agreement.

       IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

     IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.


WITNESSES:                                        DISCOUNT AUTO PARTS, INC.


                                                         By:
                                                      William Perkins, President

                               SECOND AMENDMENT TO
                           REVOLVING CREDIT AGREEMENT


         THIS SECOND AMENDMENT TO REVOLVING CREDIT AGREEMENT (the "Second Amendment") dated and effective as of August 29, 2000, by and among DISCOUNT AUTO PARTS, INC., a Florida corporation (the "Borrower"), the Lenders signatories to the Credit Agreement (the "Lenders") and SUNTRUST BANK, a Georgia corporation, successor by merger to SUNTRUST BANK, CENTRAL FLORIDA, NATIONAL ASSOCIATION, a national banking association, as Administrative Agent (the "Administrative Agent").

                              W I T N E S S E T H:

         WHEREAS, the Borrower, the Lenders and the Administrative Agent have entered into that certain Revolving Credit Agreement dated as of July 29, 1999, as amended by that certain First Amendment dated January 12, 2000 (as amended, the "Credit Agreement"); and

         WHEREAS, the Borrower has requested the Lenders to modify the interest rate applicable to the LIBOR Loans (as defined in the Credit Agreement), to revise certain of the financial covenants contained in the Credit Agreement and to otherwise modify certain terms of the Credit Agreement; and

         WHEREAS, the Lenders and the Administrative Agent have agreed to amend the Credit Agreement to provide for the foregoing, subject to the terms and conditions set forth herein.

         NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. Amendments to Credit Agreement. The Credit Agreement is hereby amended as follows:

(a) The definition of "Applicable Margin" contained in Section 1.1 of the Credit Agreement is hereby deleted in its entirety and, in lieu thereof, there is substituted the following:

                  "'Applicable Margin' shall mean, with respect to Revolving Loans which are LIBOR Advances:

         The Applicable Margin shall be the number of basis points designated below based on the Borrower's Consolidated Funded Debt to Consolidated EBITDAR Ratio, measured quarterly:


   =============================================================================
               Consolidated Funded Debt to Consolidated EBITDAR Ratio
   =============================================================================
      <1.5:1      >1.5:1 &     >2.0:1 &     >2.5:1 &      >3.0:1 &      >3.25:1 &     >3.5:1 &     >3.75:1 &
                   <2.0:1       <2.5:1       <3.0:1        <3.25:1       <3.5:1       <3.75:1       <3.9:1
   ============================================================================================================
     62.50 bp     75.00 bp     87.50 bp     100.0 bp      112.50 bp     125.0 bp      150.0 bp     190.0 bp
   ============================================================================================================


         provided, however, that adjustments, if any, to the Applicable Margin based on changes in the Borrower's Consolidated Funded Debt to Consolidated EBITDAR Ratio as set forth above shall be calculated by the Administrative Agent quarterly, based upon the Borrower's quarterly financial statements, beginning with the Borrower's statements for the period ended August 29, 2000, and shall become effective on September 22, 2000 for any change calculated with respect to the Borrower's quarterly financial statements for the period ended August 29, 2000 and, thereafter, on the first day of the next succeeding fiscal quarter following the date of each such calculation; provided, further, however, if the Borrower shall fail to deliver any such quarterly financial statements within the time period required by Section 7.7 hereof, then the Applicable Margin for LIBOR Advances shall be that shown above for a Consolidated Funded Debt to Consolidated EBITDAR Ratio equal to or greater than 3.75:1, and provided, further, however, if the Borrower shall fail to deliver any such quarterly financial statements within the time period required by Section 7.7 hereof, then the Applicable Margin for LIBOR Advances which will be effective on the first day of the next succeeding fiscal quarter following such failure shall be that shown above for a Consolidated Funded Debt to Consolidated EBITDAR Ratio equal to or greater than 3.75:1, it being understood that if and when such quarterly financial statements are subsequently delivered, then the Applicable Margin shall be readjusted, effective upon and as of the date of such delivery, to that number of basis points designated above based on the Borrower's Consolidated Funded Debt to Consolidated EBITDAR Ratio as reflected in such delivered quarterly financial statements."

(b) The definition of "Sale Leaseback" is hereby added to Section 1.1 of the Credit Agreement, in the proper alphabetical order, as follows:

                  "'Sale Leaseback' shall mean that certain sale leaseback transaction proposed to be entered into by the Borrower involving a lease or series of substantially identical leases under which the Borrower or one or more of its Subsidiaries becomes liable as lessee of approximately 150 retail locations of the Borrower, which locations were, immediately prior to establishing such lease or series of leases, owned by the Borrower and sold or transferred by the Borrower to any other Person (other than any of the Borrower's Subsidiaries) and involving consideration exceeding $50,000,000.00 in the aggregate."

(c) The definition of "Capital Expenditures" is hereby added to Section 1.1 of the Credit Agreement, in the proper alphabetical order, as follows:

                  "'Capital Expenditures' shall mean for any period, without duplication, (a) the additions to property, plant and equipment and other capital expenditures of the Borrower and its Consolidated Subsidiaries that are (or would be) set forth on a consolidated statement of cash flows of the Borrower for such period prepared in accordance with GAAP and (b) Capitalized Lease Obligations incurred by the Borrower and its Consolidated Subsidiaries during such period."

(d) The definition of "Consolidated Funded Debt" contained in Section 1.1 of the Credit Agreement is hereby deleted in its entirety and, in lieu thereof, there is substituted the following:

                  "'Consolidated Funded Debt' shall mean, without duplication, all Indebtedness for money borrowed, purchase money mortgages, Capitalized Lease Obligations, amounts outstanding in respect of asset securitization vehicles, conditional sales contracts and similar title retention debt instruments, including any current maturities of such indebtedness, plus the net present value of future operating lease payments (excluding payments relating to synthetic leases) calculated using standard S&P methodology, plus the redemption amount with respect to any redeemable preferred stock of the Borrower or any Consolidated Subsidiaries required to be redeemed within the next twelve (12) months, provided, however, that solely for purposes of computing the Consolidated Fund Debt to Consolidated EBITDAR Ratio and the Consolidated Funded Debt to Total Capitalization Ratio, wherever such ratios may be utilized or referenced in this Agreement, any synthetic lease ("Permitted Synthetic Leases") to which the Required Lenders have consented and any Indebtedness incurred by any Person in connection with any Permitted Synthetic Lease shall not be considered to be included as part of Consolidated Funded Debt. Consolidated Funded Debt shall also include any Consolidated Funded Debt, other than Permitted Synthetic Leases and Indebtedness incurred in connection therewith, which has been guaranteed by the Borrower or any Consolidated Subsidiary or which is supported by a letter of credit issued for the account of the Borrower or any Consolidated Subsidiary."

(e) The  definition  of  "Consolidated  Tangible  Net Worth" is hereby  added to
Section 1.1 of the Credit Agreement, in the proper alphabetical order, as follows:

                  "'Consolidated Tangible Net Worth' shall mean, as of any date,
         (i) the total assets of the Borrower and its Consolidated Subsidiaries that would be reflected on the Borrower's consolidated balance sheet as of such date prepared in accordance with GAAP, after eliminating all amounts properly attributable to minority interests, if any, in the stock and surplus of Consolidated Subsidiaries, minus the sum of (i) the total liabilities of the Borrower and its Consolidated Subsidiaries that would be reflected on the Borrower's consolidated balance sheet as of such date prepared in accordance with GAAP, (ii) the amount of any write-up in the book value of any assets resulting from a revaluation thereof or any write-up in excess of the cost of such assets acquired reflected on the consolidated balance sheet of the Borrower as of such date prepared in accordance with GAAP and (iii) the net book amount of all assets of the Borrower and its Consolidated Subsidiaries that would be classified as intangible assets on a consolidated balance sheet of the Borrower as of such date prepared in accordance with GAAP."

(f) Section 4.5(a) of the Credit Agreement is hereby deleted in its entirety and, in lieu thereof, the following is substituted:

                  "(a) Commitment Fee. Borrower shall pay to the Administrative Agent, for the account of and ratable distribution to each Lender, a Commitment Fee for the period commencing on the Closing Date to and including the Termination Date, on the average daily unused portions of the Revolving Loan Commitment of each Lender, such fee being payable quarterly in arrears on the last calendar day of each fiscal quarter of Borrower and on the Termination Date, computed at a rate equal to the number of basis points designated below based on the Borrower's Consolidated Funded Debt to Consolidated EBITDAR Ratio, measured quarterly:

    ============================================================================
             Consolidated Funded Debt to Consolidated EBITDAR Ratio
    ============================================================================
        <1.5:1       >1.5:1 &    >2.0:1 & <2.5:1    >2.5:1 &       >3.0:1 &      >3.25:1 &     >3.5:1 &     >3.75:1 &
                      <2.0:1                         <3.0:1        <3.25:1        <3.5:1       <3.75:1       <3.9:1
    ====================================================================================================================
       15.0 bp        17.5 bp       22.50 bp        25.0 bp        27.50 bp       30.0 bp      32.5 bp       35.0 bp
    ====================================================================================================================


         provided, however, that adjustments, if any, to such Commitment Fee based on changes in the Borrower's Consolidated Funded Debt to Consolidated EBITDAR Ratio as set forth above shall be calculated by the Administrative Agent quarterly, based upon the Borrower's quarterly financial statements, beginning with the Borrower's statements for the period ended August 29, 2000, and shall become effective on September 22, 2000 for any change calculated with respect to the Borrower's quarterly financial statements for the period ended August 29, 2000 and, thereafter, on the first day of the next succeeding fiscal quarter following the date of each such calculation; provided, however, if the Borrower shall fail to deliver any such quarterly financial statements within the time period required by Section 7.7 hereof, then the Commitment Fee shall be that shown above for a Consolidated Funded Debt to Total Consolidated EBITDAR Ratio equal to or greater than 3.75:1 and provided, further, however, if the Borrower shall fail to deliver any such quarterly financial statements within the time period required by
         Section 7.7 hereof, then the Commitment Fee which will be effective on the first day of the next succeeding fiscal quarter following such failure shall be that shown above for a Consolidated Funded Debt to Consolidated EBITDAR Ratio equal to or greater than 3.75:1 it being understood that if and when such quarterly financial statements are subsequently delivered, then the Commitment Fee shall be readjusted, effective upon and as of the date of such delivery, to that number of basis points designated above based on the Borrower's Consolidated Funded Debt to Consolidated EBITDAR Ratio as reflected in such delivered quarterly financial statements."

(g) Schedule 6.5 to the Credit Agreement is hereby deleted in its entirety and the revised Schedule 6.5 attached hereto is substituted in lieu thereof.

(h) Paragraphs (a) and (c) of Section 7.8 of the Credit Agreement are hereby deleted in their entirety and, in lieu thereof, the following are substituted:

                  "(a) Interest Coverage Ratio. Maintain as at the last day of each fiscal quarter, a ratio of (i) Consolidated EBITDAR to (ii)(y) Consolidated Interest Expense plus (z) Consolidated Rental Expense of at least (A) 3.0:1 for the period from July 29, 1999 to November 29, 1999; (B) 2.5:1 for the period from November 30, 1999 to May 30, 2000;
         (C) 2.25:1 for the period from May 31, 2000 to the end of Borrower's fiscal year ending in 2002; (D) 2.5:1 for the Borrower's fiscal year ending in 2003; and (E) 2.75:1 thereafter, computed on a rolling four-quarter basis in each instance, based on information contained in the Borrower's current financial statement and its financial statements for the preceding three quarters.

                  (c) Consolidated Funded Debt to Consolidated EBITDAR Ratio. Maintain a maximum ratio of Consolidated Funded Debt to Consolidated EBITDAR of less than or equal to (A) 3.90:1 through the Borrower's fiscal year ending in 2001; (B) 3.75:1 for the Borrower's fiscal year ending in 2002; and (C) 3.50:1 thereafter, tested quarterly at the end of each fiscal quarter, computed on a rolling four quarter basis in each instance, based on information contained in the Borrower's current financial statements and its financial statements for the preceding three fiscal quarters."

(i) Section 7.8 of the Credit Agreement is hereby amended by adding the following new paragraphs (d) and (e) and closing paragraph:

                  "(d) Minimum Tangible Net Worth. Maintain a minimum Consolidated Tangible Net Worth equal to or greater than (i) at the end of the Borrower's fiscal year ending in 2000, $265,000,000.00, and (ii) at the end of each subsequent fiscal year, the sum of (A) the minimum Consolidated Tangible Net Worth requirement that was in effect at the end of the Borrower's immediately preceding fiscal year plus (B) seventy-five percent (75%) of the Borrower's positive Consolidated Net Income for the fiscal year being tested, in each case, tested quarterly at the end of each fiscal quarter. For example, if the Consolidated Net Income for the Borrower's fiscal year ending in 2001 were to be $40,000,000, then the minimum Consolidated Tangible Net Worth for the end of fiscal year 2001 and each of the following three (3) fiscal quarters shall be $295,000,000.00 ($265,000,000.00 + {$40,000,000 X
         0.75}).

                  (e) Capital Expenditures. The Borrower shall not make Capital Expenditures in excess of (i) $45,000,000 in the Borrower's fiscal year ending in 2001, (ii) $55,000,000 in the Borrower's fiscal year ending in 2002 and (iii) $65,000,000 in the Borrower's fiscal year ending in 2003. If, as at the end of any fiscal quarter, Borrower's Interest Coverage Ratio is greater than 2.75:1 and its Consolidated Funded Debt to Consolidated EBITDAR Ratio is less than 3.50:1, and Borrower's projections indicate that on a pro forma basis it will sustain such ratios at such levels, the foregoing limitation on Capital Expenditures will be removed; provided, however, that said limitation shall be reinstated at any time and for so long as Borrower's Interest Coverage Ratio is less than or equal to 2.75:1 or its Consolidated Funded Debt to Consolidated EBITDAR Ratio is greater than or equal to 3.50:1.

                  In the event the Sale Leaseback is not consummated and the Borrower writes off the costs associated therewith, the Borrower will be allowed to add back, in making the various income-related computations, up to $2,500,000 of such costs for all purposes under this Agreement, including without limitation for purposes of calculating (i) compliance with the financial covenants contained in this Section 7.8, (ii) the Applicable Margin and (iii) the Commitment Fee."

(j) Article 8 of the Credit Agreement is hereby amended by adding thereto the following:

     "Section 8.1. Indebtedness. The Borrower will not, and will not permit any of its Consolidated Subsidiaries to, create, incur, assume or suffer to exist any Indebtedness, except:

                  (a) Indebtedness created pursuant to the Credit Documents;

                  (b) Indebtedness existing on the date hereof and set forth on its financial statements delivered to the Lenders pursuant hereto and extensions, renewals and replacements of any such Indebtedness that do not increase the outstanding principal amount thereof (immediately prior to giving effect to such extension, renewal or replacement) or shorten the maturity or the weighted average life thereof;

                  (c)  Capitalized  Lease  Obligations  of the  Borrower  or any
         Consolidated Subsidiary incurred to finance the acquisition of new equipment, provided, however, that the aggregate principal amount of such Indebtedness added during any fiscal year shall not exceed $7,000,000.00;

                  (d) other unsecured Indebtedness in an aggregate principal amount not to exceed $25,000,000 at any time outstanding; provided, however, that no new Indebtedness may be incurred in reliance on this exclusion if the Borrower is not then in compliance on a current basis with all financial covenants contained in this Agreement or if, after giving effect to such new Indebtedness, the Borrower would not be in compliance on a pro forma basis with all financial covenants contained in this Agreement; and

                  (e) Indebtedness of the Borrower owing to any Wholly-Owned Subsidiary which has executed and delivered a Guaranty Agreement to the Administrative Agent and of any such Wholly-Owned Subsidiary owing to the Borrower or any other such Wholly-Owned Subsidiary.

         If, as at the end of any fiscal quarter, Borrower's Interest Coverage Ratio is greater than 2.75:1 and its Consolidated Funded Debt to Consolidated EBITDAR Ratio is less than 3.50:1, and Borrower's projections indicate that on a pro forma basis it will sustain such ratios at such levels, the foregoing limitation on Indebtedness will be removed; provided, however, that said limitation shall be reinstated at any time and for so long as Borrower's Interest Coverage Ratio is less than or equal to 2.75:1 or its Consolidated Funded Debt to Consolidated EBITDAR Ratio is greater than or equal to 3.50:1."


(k) Article 8 of the Credit Agreement is hereby amended by adding the following new Sections 8.15 and 8.16:

                  "Section 8.15. Sale and Leaseback. Except for the Sale Leaseback, the Borrower will not, and will not permit any of the Consolidated Subsidiaries to, enter into any arrangement, directly or indirectly, whereby it shall sell or transfer any property, real or personal, used or useful in its business, whether now owned or hereinafter acquired, and thereafter rent or lease such property or other property that it intends to use for substantially the same purpose or purposes as the property sold or transferred. If, as at the end of any fiscal quarter, Borrower's Interest Coverage Ratio is greater than 2.75:1 and its Consolidated Funded Debt to Consolidated EBITDAR Ratio is less than 3.50, and Borrower's projections indicate that on a pro forma basis it will sustain such ratios at such levels, the foregoing restriction will be removed; provided, however, that said restriction shall be reinstated at any time and for so long as Borrower's Interest Coverage Ratio is less than or equal to 2.75:1 or its Consolidated Funded Debt to Consolidated EBITDAR Ratio is greater than or equal to 3.50:1.


                  Section 8.16. Share Repurchases. Except as specifically set forth to the contrary in the final sentence of this Section 8.16, unless and until the Sale Leaseback is consummated, the Borrower will not repurchase or enter into any agreements to repurchase any of its capital stock. If the Sale Leaseback is consummated, the Borrower will not repurchase or enter into any agreements to repurchase any of its capital stock in excess of $10,000,000 in the aggregate. If, as at the end of any fiscal quarter, Borrower's Interest Coverage Ratio is greater than 2.75:1 and its Consolidated Funded Debt to Consolidated EBITDAR Ratio is less than 3.50:1, and Borrower's projections indicate that on a pro forma basis it will sustain such ratios at such levels, the foregoing restriction against share repurchases will be removed; provided, however, that said restriction shall be reinstated at any time and for so long as Borrower's Interest Coverage Ratio is less than or equal to 2.75:1 or its Consolidated Funded Debt to Consolidated EBITDAR Ratio is greater than or equal to 3.50:1."

2. Counterparts. This Second Amendment may be executed in any number of counterparts, each of which shall be deemed to be an original and shall be binding upon all parties, their successors and permitted assigns.

3. Capitalized Terms. All capitalized terms contained herein shall have the meanings assigned to them in the Credit Agreement unless the context herein otherwise dictates or unless different meanings are specifically assigned to such terms herein.

4. Representations and Warranties. The Borrower hereby reaffirms all of its representations and warranties contained in the Credit Agreement as though made and given in connection with the execution and delivery of this Second Amendment and further certifies that all such representations and warranties are true and correct on and as of the date hereof (except to the extent that such representations and warranties expressly relate to an earlier date).

5. Ratification of Credit Documents; Miscellaneous. Except for any modification of and/or amendment to the Credit Agreement as herein provided, no other term, condition or provision of the Credit Agreement shall be considered to be altered or amended, and this Second Amendment shall not be deemed a novation. The Credit Agreement as amended hereby, and all other Credit Documents shall remain in full force and effect. Each and every reference to the Credit Agreement in any other Credit Document shall be deemed to refer to the Credit Agreement as amended by this Second Amendment. The Borrower hereby acknowledges and agrees that the Credit Documents are, as of the date hereof, valid and enforceable in accordance with their respective terms and that all amounts extended by the Lenders to the Borrower pursuant thereto are absolutely and unconditionally due and owing to the Lenders, and are not subject to any defenses, counterclaims or rights of set-off whatsoever.

6. Governing Law. THIS SECOND AMENDMENT SHALL BE EFFECTIVE UPON EXECUTION BY THE REQUIRED LENDERS AND SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF FLORIDA WITHOUT REGARD TO CONFLICT OF LAW PRINCIPLES.

         IN WITNESS WHEREOF, the parties have executed this Second Amendment as of the day and year first above written.

                                                     BORROWER:

                                                     DISCOUNT AUTO PARTS, INC.


                                                     By: /s/ C. Michael Moore
                                                        C. Michael Moore,
                                                        Chief Financial Officer/
                                                          Secretary

                     [SIGNATURE PAGE TO SECOND AMENDMENT TO
                       REVOLVING CREDIT AGREEMENT BETWEEN
                     SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                         AND DISCOUNT AUTO PARTS, INC.]


                                                    SUNTRUST BANK, individually,
                                                     and as Administrative Agent


                                            By:      /s/ William C. Barr, III
                                                     William C. Barr, III,
                                                     Vice President

                     [SIGNATURE PAGE TO SECOND AMENDMENT TO
                       REVOLVING CREDIT AGREEMENT BETWEEN
                     SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                         AND DISCOUNT AUTO PARTS, INC.]


                             BANK OF AMERICA, N.A.,
                                       individually and as Syndication Agent



                                     By:       /s/ Timothy H. Spanos
                                            Timothy H. Spanos, Managing Director
                           20

                     [SIGNATURE PAGE TO SECOND AMENDMENT TO
                       REVOLVING CREDIT AGREEMENT BETWEEN
                     SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                         AND DISCOUNT AUTO PARTS, INC.]



                  BANK ONE, NA  (formerly  known as THE FIRST  NATIONAL  BANK OF
                                                   CHICAGO),
                                         individually and as Documentation Agent



                             By:        /s/ Catherine A. Muszynski
                                          Catherine A. Muszynski, Vice President

                     [SIGNATURE PAGE TO SECOND AMENDMENT TO
                       REVOLVING CREDIT AGREEMENT BETWEEN
                     SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                         AND DISCOUNT AUTO PARTS, INC.]



                  SOUTHTRUST BANK (formerly known as SOUTHTRUST  BANK,  NATIONAL
                                                     ASSOCIATION)



                                       By:  /s/William Tsukalas
                                       Name:   William Tsukalas
                                       Title:  Vice President

                     [SIGNATURE PAGE TO SECOND AMENDMENT TO
                       REVOLVING CREDIT AGREEMENT BETWEEN
                     SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                         AND DISCOUNT AUTO PARTS, INC.]



                                         AMSOUTH BANK


                                         By:/s/Anthony Stiffler
                                         Anthony Stiffler, Senior Vice President

                                         By:s/ Harold Garlock, Jr.
                                         Harold Garlock, Jr., Vice President

                     [SIGNATURE PAGE TO SECOND AMENDMENT TO
                       REVOLVING CREDIT AGREEMENT BETWEEN
                     SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                         AND DISCOUNT AUTO PARTS, INC.]




                                     FIRST UNION NATIONAL BANK


                                     By: /s/ Anthony D. Braxton
                                              Anthony D. Braxton, Vice President

                     [SIGNATURE PAGE TO SECOND AMENDMENT TO
                       REVOLVING CREDIT AGREEMENT BETWEEN
                     SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                         AND DISCOUNT AUTO PARTS, INC.]




                       BNP PARIBAS (formerly known as BANQUE NATIONALE DE PARIS)


                                 By: /s/John Stacy
                                      John Stacy, Vice President

                     [SIGNATURE PAGE TO SECOND AMENDMENT TO
                       REVOLVING CREDIT AGREEMENT BETWEEN
                     SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                         AND DISCOUNT AUTO PARTS, INC.]




                                   REGIONS BANK

                                  By: /s/ Anthony D. Nigro
                                  Name:  Anthony D. Nigro
                                  Title: Vice President

                     [SIGNATURE PAGE TO SECOND AMENDMENT TO
                       REVOLVING CREDIT AGREEMENT BETWEEN
                     SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                         AND DISCOUNT AUTO PARTS, INC.]




                             HIBERNIA NATIONAL BANK



                             By: /s/ Connie Disbrow
                                Name:        Connie Disbrow
                               Title:   Relationship Manager

                     [SIGNATURE PAGE TO SECOND AMENDMENT TO
                       REVOLVING CREDIT AGREEMENT BETWEEN
                     SUNTRUST BANK, AS ADMINISTRATIVE AGENT,
                         AND DISCOUNT AUTO PARTS, INC.]




                                      THE HUNTINGTON NATIONAL BANK


                                        By: /s/ Davis A. Barnhill
                                           Davis A. Barnhill, Vice President


                                 Schedule 6.5



                    Certain Pending and Threatened Litigation



     Certain federal investigations concerning the Airgas Litigation may be ongoing. Federal grand jury proceedings in Savannah, Georgia in which the Company has been called upon to respond to subpoenas may be continuing and the Company is aware that the SEC commenced its own informal investigation with respect to these matters. The Company is unaware as to whether the federal investigations or the SEC investigations remain open.



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

     Discount Auto Parts, Inc. v. Nationwide Insurance. The Company is currently involved in litigation with its insurance carrier pursuant to which the Company is seeking recovery under its insurance policy of certain amounts incurred in connection with the previously reported Airgas, Inc. litigation and the settlement thereof. Recently, the separate motions for summary judgment by the Company and by the insurance carrier were denied and the litigation is proceeding. The ultimate outcome of such litigation or an estimate of the amount of potential insurance recoveries, if any, cannot be determined at this time. No benefit for any recovery, which may result, has been reflected in the Company's fiscal year 2000 financial statements.