Form 10-Q
period 2000-11-28
DISCOUNT AUTO PARTS INC
filed 2001-01-11
CIK 889409

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 28, 2000

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

Common Stock $.01 Par Value - 16,703,022 shares as of November 28, 2000

                            Discount Auto Parts, Inc.

                                      Index



PART I.  FINANCIAL INFORMATION                                              Page


Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - November 28, 2000 and May 30, 2000.... 3

Condensed  Consolidated  Statements  of  Income  - for the  thirteen  weeks
and twenty-six   weeks   ended   November   28,   2000   and   November
30,   1999.................................................................... 4

Condensed Consolidated Statements of Cash Flows - for the twenty-six weeks ended November 28, 2000 and November 30, 1999 ................................ 5

Notes to Condensed Consolidated Financial Statements...........................6


Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations..........................................................7

Item 3. Quantitative and Qualitative Disclosures about Market Risk............10

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.....................................................11

Item 2. Changes in Securities and Use of Proceeds.............................11

Item 4. Submission of Matters to a Vote of Security Holders...................11

Item 6. Exhibits and Reports on Form 8-K ... .................................12

SIGNATURES ...................................................................13


Item 1.  Financial Statements (Unaudited)
Discount Auto Parts, Inc.
Condensed Consolidated Balance Sheets (Unaudited)


                                                                            November 28                May 30
                                                                                  2000                    2000
                                                                           -------------------      ------------------
                                  ASSETS                                                 (In thousands)
Current  assets:
     Cash                                                                $              5,649     $            12,612
     Inventories                                                                      247,926                 253,113
     Prepaid expenses and other current assets                                         17,183                  14,455
                                                                           -------------------      ------------------
             Total current assets                                                     270,758                 280,180

Property and equipment                                                                543,971                 524,053
     Less allowances for depreciation and amortization                              (116,620)               (104,771)
                                                                           -------------------      ------------------
                                                                                      427,351                 419,282

Other assets                                                                            5,992                   5,247
                                                                           -------------------      ------------------
Total assets                                                             $            704,101     $           704,709
                                                                           ===================      ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                              $             63,466     $           100,804
     Other current liabilities                                                         23,254                  23,207
     Current maturities of long-term debt                                               2,400                   2,400
                                                                           -------------------      ------------------
            Total current liabilities                                                  89,120                 126,411

Deferred income taxes                                                                  10,679                  10,494
Long-term debt                                                                        295,228                 264,600

Stockholders' equity:
     Preferred stock
                                                                           -                        -
     Common stock                                                                         167                     167
     Additional paid-in capital                                                       142,399                 142,379
     Retained earnings                                                                166,508                 160,658
                                                                           -------------------      ------------------
     Total stockholders' equity                                                       309,074                 303,204
                                                                           -------------------      ------------------
Total liabilities and stockholders' equity                               $            704,101     $           704,709
                                                                           ===================      ==================

See accompanying notes.


Discount Auto Parts, Inc.
Condensed Consolidated Statements of Income (Unaudited)

                                                                     Thirteen          Thirteen         Twenty-Six       Twenty-Six
                                                                    Weeks Ended      Weeks Ended        Weeks Ended        Weeks
                                                                                                                           Ended
                                                                   --------------    -------------     --------------   ------------
                                                                    November 28      November 30        November 28     November 30
                                                                       2000              1999              2000             1999
                                                                   --------------    -------------     --------------   ------------
                                                                              (In thousands, except per share amounts)

Net sales                                                        $       160,950   $      142,643    $       328,024  $      286,268
Cost of sales, including distribution costs                               97,586           84,096            200,736         169,294
                                                                   --------------    -------------     --------------   ------------
     Gross profit                                                         63,364           58,547            127,288         116,974
Selling, general and administrative expenses                              53,877           45,003            106,727          88,697
                                                                   --------------    -------------     --------------   ------------
      Income from operations                                               9,487           13,544             20,561          28,277
Other income, net                                                             35              173                120             811
Interest expense                                                         (5,958)          (4,157)           (11,541)         (7,808)
                                                                   --------------    -------------     --------------   ------------
Income before income taxes                                                 3,564            9,560              9,140          21,280
Income taxes                                                               1,283            3,540              3,290           7,914
                                                                   --------------    -------------     --------------   ------------
Net income                                                       $         2,281   $        6,020    $         5,850  $       13,366
                                                                   ==============    =============     ==============   ============
Net income per share:
      Basic net income per common share
                                                                 $          0.14   $         0.36    $          0.35  $         0.80
                                                                   ==============    =============     ==============   ============
      Dilutive net income per common share
                                                                 $          0.14   $         0.36    $          0.35  $         0.80
                                                                   ==============    =============     ==============   ============


Average common shares outstanding
                                                                          16,700           16,693             16,696          16,692
Dilutive effect of stock options                                                                -
                                                                               -                                   -              58
                                                                   --------------    -------------     --------------   ------------
Average common shares outstanding - assuming dilution                     16,700           16,693             16,696          16,750
                                                                   ==============    =============     ==============   ============



See accompanying notes.


Discount Auto Parts, Inc.
Condensed Consolidated Statements Of Cash Flows (Unaudited)

                                                                                Twenty-Six                Twenty-Six
                                                                                Weeks Ended            Weeks Ended
                                                                            --------------------------------------------
                                                                            --------------------------------------------

                                                                                November 28              November 30
                                                                                   2000                      1999
                                                                            --------------------       -----------------
                                                                            --------------------------------------------
Operating  activities                                                                     (In thousands)
Net income                                                                $               5,850      $           13,366
Adjustments to reconcile net income to net cash used in operating activities:
       Deferred income tax benefit                                                          185                     490
       Depreciation  and  amortization                                                   12,328                  11,076
       Gain on disposals of property and equipment                                         (14)                   (655)
       Changes in operating assets and liabilities:
           Decrease (increase) in inventories                                             5,187                (16,242)
          (Increase) decrease in prepaid expenses and other
               current assets                                                           (2,728)                   4,283
          (Increase) in other assets                                                    (1,115)                   (659)
          (Decrease) in trade accounts payable                                         (37,338)                (21,529)
          Increase (decrease) in other current liabilities                                   47                 (3,266)
                                                                            --------------------       -----------------
                                                                            --------------------       -----------------
Net cash used in operating activities                                                  (17,598)                (13,136)

Investing  activities
Proceeds from sales of property and equipment                                               744                   1,149
Purchases of property and equipment                                                    (20,757)                (37,169)
                                                                            --------------------       -----------------
                                                                            --------------------       -----------------
Net cash used in investing activities                                                  (20,013)                (36,020)

Financing  activities
Proceeds from short-term borrowings and long-term debt                                   60,236                  60,751
Payments of short-term borrowings and long-term debt                                   (29,608)                (13,154)
Proceeds from other issuances of common stock                                                20                      39
                                                                            --------------------       -----------------
Net cash provided by financing activities                                                30,648                  47,636

Net decrease in cash                                                                    (6,963)                 (1,520)
Cash at beginning of period                                                              12,612                   8,795
                                                                            --------------------       -----------------
                                                                            ====================       =================
Cash at end of period                                                     $               5,649      $            7,275
                                                                            ====================       =================
                                                                            ====================       =================

See accompanying notes.

                            Discount Auto Parts, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                November 28, 2000

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

Operating results for the thirteen and twenty-six week periods ended November 28, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.


2.  Long-Term Debt

Long-term debt consists of the following (in thousands):
                                             November 28             May 30
                                                2000                  2000
                                          ----------------     -----------------
Revolving credit agreements           $            242,828  $            211,000
Senior term notes                                   50,000                50,000
Senior secured notes                                 4,800                 6,000
                                          ----------------     -----------------
                                                   297,628               267,000
Less current maturities                            (2,400)               (2,400)
                                          ================     =================
                                      $            295,228  $            264,600
                                          ================     =================


Effective July 29, 1999, the Company entered into a new five year $265 million unsecured revolving credit agreement (the "Revolver"). The rate of interest payable under the Revolver is a function of LIBOR or the prime rate of the lead agent bank, at the option of the Company. During the term of the Revolver, the Company is also obligated to pay a fee, which fluctuates based on the Company's funded debt to EBITDAR ratio, for the unused portion of the Revolver.

Effective August 8, 1997, the Company issued $50 million senior term notes facility (the "Notes"). The Notes provide for interest at a fixed rate of 7.46%, payable semi-annually, with semi-annual principal payments of $7.1 million, beginning on July 15, 2004.

At November 28, 2000 and May 30, 2000, the Company's weighted average interest rate on its borrowing under its revolving lines of credit was 8.1% and 7.3%, respectively.

As of November 28, 2000, the Company had approximately $22.2 million of available borrowings.

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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of OperationsThirteen Weeks and Twenty-Six Weeks Ended November 28, 2000 Compared to Thirteen Weeks Twenty-Six Weeks Ended November 30, 1999

Total sales for the second quarter of fiscal 2001 increased 12.8% to $161.0 million, as compared to $142.6 million for the second quarter a year earlier. Comparable store sales increased 5.2% for the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. Total sales for the first six months of fiscal 2001 increased 14.6% to $328.0 million, from $286.3 million a year earlier. Comparable store sales increased 5.7% for the first six months of fiscal 2001 as compared to the first six months of fiscal 2000. Comparable store sales results include sales from the Company's commercial delivery program. The balance of the increase in total sales for the second quarter and first six months of fiscal 2001 were attributable to sales from new stores opened since the beginning of fiscal 2000.

At November 28, 2000, the Company had 658 stores in operation, compared with 643 stores at May 30, 2000 and 602 stores at November 30, 1999.

Gross profit for the second quarter of fiscal 2001 was $63.4 million as compared to $58.5 million for the second quarter of fiscal 2000. As a percentage of sales, gross profit was 39.4% for the second quarter of fiscal 2001 as compared to 41.0% for the second quarter of fiscal 2000. Gross profit for the first six months of fiscal 2001 was $127.3 million as compared to $117.0 million a year earlier. As a percentage of sales, gross profit was 38.8% for the first six months of fiscal 2001 as compared to 40.9% a year earlier. Gross profit for the second quarter and first six months of fiscal 2001 was negatively impacted by overall lower vendor incentives, higher inventory shrinkage expense and margin pressure in commodity categories such as oil.

Selling, general and administrative (" SG&A") expenses increased as a percentage of sales from 31.5% in the second quarter of fiscal 2000 to 33.5% in the second quarter of fiscal 2001. SG&A expenses increased as a percentage of sales from 31.0% for the first six months of fiscal 2000 to 32.5% for the first six months of fiscal 2001. The increase is due primarily to lower than anticipated retail sales which resulted in a reduced ability to leverage certain store related expenses.

Income from operations for the second quarter of fiscal 2001 was $9.5 million as compared to $13.5 million for the second quarter of fiscal 2000. Income from operations for the first six months of fiscal 2001 was $20.6 million as compared to $28.3 million for the first six months of fiscal 2000.

Interest expense for the second quarter of fiscal 2001 was $6.0 million as compared to $4.2 million for the second quarter of fiscal 2000. Interest expense for the first six months of fiscal 2001 was $11.5 million as compared to $7.8 million during the first six months of fiscal 2000. The increase was the result of increased borrowings primarily associated with new store growth and higher interest rates on the Company's variable rate debt.

The Company's effective tax rate for the second quarter of fiscal 2001 was 36.0% as compared to 37.0% for the second quarter of fiscal 2000. The Company's effective tax rate for the first six months of fiscal 2001 was 36.0% as compared to 37.2% for the first six months of fiscal 2000. The lower tax rate primarily is the result of state planning and restructuring initiatives, which were implemented as of the end of the second quarter of fiscal 2000.

Taking into account all of the above described factors, the Company reported net income for the second quarter of fiscal 2001 of $2.3 million or $.14 per diluted share as compared to net income of $6.0 million or $.36 per diluted share for second quarter of fiscal 2000. Net income for the first six months of fiscal 2001 was $5.9 million or $.35 per diluted share as compared to net income of $13.4 million or $.80 per diluted share for first six months of fiscal 2000.


Liquidity and Capital Resources

For the twenty-six weeks ended November 28, 2000, net cash of $17.6 million was used in the Company's operations versus $13.1 million used by the Company's operations for the comparable twenty-six week period of fiscal 2000. During the twenty-six weeks ended November 28, 2000 and November 30, 1999, this net use of cash was due primarily to a reduction in trade accounts payable which is normal to the Company's operations as the Company historically receives extended credit terms from its vendors at its fiscal year end. Such extended terms generally come due in the first and second quarters of the new fiscal year. The uses of cash were offset in part by current period earnings and depreciation.

Capital expenditures for the twenty-six weeks ended November 28, 2000 were $20.8 million. The majority of the capital expenditures related to the 17 new stores opened during that period. The Company also closed two stores during first quarter of fiscal 2001. For all of fiscal 2001, the Company expects to open approximately 40 new stores.

In May 2000, the Company broke ground on a second distribution center in Copiah County, Mississippi. The second distribution center is expected to be approximately 400,000 square feet and will be able to support approximately 450 stores. The new distribution center is expected to be opened and operational during March 2001. Expenditures associated with the construction of the second distribution center are expected to be approximately $30 million. The second distribution center is being leased under a new $28 million operating lease agreement, which was consummated in May 2000. The lease will cover the land, buildings and certain integrated operating equipment, such as conveyor systems. Additional rolling stock, computer equipment, etc. will be funded through other lease arrangements or the Company's existing revolving line of credit.

The Company also continued the roll-out of its commercial delivery service, which began in the third quarter of fiscal 1998. The Company's commercial delivery service consists of a program whereby commercial customers (such as auto service centers, commercial mechanics, garages and the like) establish commercial accounts with the Company and order automotive parts from the Company, with such parts being delivered by the Company or picked up by the customer from nearby Discount Auto Parts stores. The commercial delivery program requires the Company to extend trade credit to certain of the commercial account customers as part of the ordinary course of business. The extension of such trade credit increases the capital requirements associated with the roll-out of the program and exposes the Company to credit risk from uncollectible accounts. The Company has established systems to manage and control such credit risk. The amount of capital that is needed to cover extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops. To date, the commercial delivery program has incurred operating losses of approximately $10.8 million, which have been funded by the Company's retail operations and its revolving line of credit. Although there can be no assurances, management expects the commercial delivery program to break even on a direct cost basis during the fourth quarter of fiscal 2001.

The Company anticipates that total capital expenditures for fiscal 2001, including the costs associated with the addition of approximately 40 new stores, and the expenditures associated with the construction of the second distribution center exclusive of the operating lease will be in the range of $35 to $40 million.

The Company has historically been able to finance most of its new store growth through unsecured lines of credit and medium and longer-term mortgage financing provided by banks and other institutional lenders, and through cash flow from operations. As further discussed in Note 2 of the Notes to Consolidated Financial Statements, effective July 29, 1999, the Company entered into a new five year $265 million unsecured revolving credit facility with a syndication of banks. As of November 28, 2000, the Company had $22.2 million of additional availability under its existing financing agreements.

The Company is currently in the process of seeking to complete one or more sale/leaseback transactions for approximately 100 to 150 of its store locations outside the state of Florida. The transactions are expected to provide the Company with $50 to $85 million of net proceeds. The proceeds will be used to reduce outstanding indebtedness under the Company's revolving line of credit, thus creating additional borrowing availability under that line. Although the Company expected to close on one or more of these transactions during its first fiscal quarter, there have been delays in putting the financing arrangements in place for such transaction. The Company is continuing its efforts to finalize this transaction and, although there can be no assurance that the financing arrangements will be completed, the Company expects the transaction to close prior to the end of fiscal 2001.

The Company is exposed to changes in interest rates, primarily from its revolving credit agreement. The Company also has long-term debt that bears a fixed rate. As to the fixed rate debt, there is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long-term debt.

The Company believes that the expected cash flows from operations, proceeds from the pending sale/leaseback transactions, available bank borrowings and trade credit, will be sufficient to fund the capital and liquidity needs of the Company for the next two to three years. If one or more of sale/leasebacks were not completed, the Company would need to immediately seek alternative types of funding in order to supplement the existing revolving credit facility and there can be no assurance that such alternative funding would be available or, if available, would be available on terms favorable to the Company. If such alternative funding proved unavailable, the Company may have to further scale back certain of its growth plans.

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

These potential risks and uncertainties include, but are not limited to, increased competition, extent of the market demand for auto parts, availability of inventory supply, inventory shrinkage, propriety of inventory mix, adequacy and perception of customer service, product quality and defect experience, availability of and ability to take advantage of vendor pricing programs and incentives, sourcing availability, rate of new store openings, cannibalization of store sites, mix and types of merchandise sold, governmental regulation of products, weather, new store development, performance of information systems, effectiveness of deliveries from the distribution center, ability to hire, train and retain qualified team members, availability of quality store sites, ability to successfully implement the commercial delivery service, credit risk associated with the commercial delivery service, environmental risks, availability of expanded and extended credit facilities, and the ability to successfully and efficiently establish and coordinate operations at the second distribution center and other risks.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

         No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in the Company's Annual Report on Form 10-K for the year ended May 30, 2000.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


Coalition for a Level Playing Field, et. al. V. AutoZone, Inc. et. al, Case No. 00-0953 in and for the United States District Court, Eastern District of New York. In February 2000, the Coalition for a Level Playing Field ("Coalition") and over one hundred independent automotive parts and accessories aftermarket warehouse distributors and and/or jobbers filed a lawsuit in the United States District Court for the Eastern District of New York against the Company. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. The complaint seeks injunctive and declaratory relief, unspecified treble damages on behalf of each of the plaintiffs, as well as attorneys' fees and costs. The defendants, including the Company, filed a motion to dismiss in late October 2000. The plaintiff's opposition to such motion to dismiss is expected to be filed in January 2001 with a further response by the defendants expected by March 2001. Any discovery would follow after disposition by the court of such motion to dismiss. The Company believes the claims to be without merit and intends to vigorously defend the action.

The Company is currently involved in litigation with its insurance carrier pursuant to which the Company is seeking recovery under its insurance policy of certain amounts incurred in connection with the previously reported Airgas, Inc. litigation and the settlement thereof. Recently, the Company's motion for summary judgment was granted. The Company has filed a motion requesting that the resulting judgment be amended to reflect a monetary award in excess of $21 million. The insurance carrier opposes the motion and, meanwhile filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. The ultimate outcome of such an appeal or an estimate of the amount of cash recovery, if any, cannot be determined at this time

Discount Auto Parts is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.


Item 2. Changes in Securities and Use of Proceeds

On November 21, 2000, the Board of Directors adopted a Stockholder Rights Plan as more fully described in the Form 8-K dated and filed on November 27, 2000.


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on October 11, 2000. There were 16,700,449 shares of Common Stock entitled to vote. The following matters were voted at the meeting.

A proposal to decrease the number of members of the board of directors of the Company from 6 members to 5 members was approved and adopted, with 11,523,404 votes for the proposal, 4,311,304 against the proposal and 6,350 abstentions.

E.E. Wardlow was elected to fill a Class II director seat for a three-year term, with 11,800,391 votes for his election and 4,040,667 withheld. Directors continuing to serve are Peter J. Fontaine, William C. Perkins, David P. Walling and Charles W. Webster, Jr.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


3.1 Amended and Restated Articles of Incorporation of Discount Auto Parts, Inc., as amended

4.1      Form of Certificate for Common Stock of the Company

10.27    Severance Protection and Change of Control Benefits Program


27       Financial Data Schedule  (For SEC Use Only)


(b)      Reports on Form 8-K

         The  Company  filed  an  8-K  on  November  21,  2000   concerning  the
         Shareholders Rights Agreement during the thirteen-week period ended November 28, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DISCOUNT AUTO PARTS, INC.


Date:    January 11, 2001                      By: /s/ Peter J. Fontaine
                                                   Peter J. Fontaine
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Date:   January 11, 2001                       By: /s/ C. Michael Moore
                                                   C. Michael Moore
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)

                                                                     Exhibit 3.1


                              AMENDED AND RESTATED
                            ARTICLES OF INCORPORATION
                                       OF
                            DISCOUNT AUTO PARTS, INC.

ARTICLE I

                                      Name

         The name of this Corporation shall be:

                            DISCOUNT AUTO PARTS, INC.

                                   ARTICLE II

                      Principal Office and Mailing Address

         The address of the principal office and mailing address of this Corporation shall be:

                            4900 Frontage Road South
                             Lakeland, Florida 33801

                                   ARTICLE III

                              Business and Purposes

         The general purpose for which this Corporation is organized is the transaction of any and all lawful business for which corporations may be incorporated under the Business Corporation Act of the State of Florida, and any amendments thereto, and in connection therewith, this Corporation shall have and may exercise any and all powers conferred from time to time by law upon corporations formed under such Act.

ARTICLE IV

                                  Capital Stock

1.       Authorized Capitalization.

        (a)Capital Stock.The total number of shares of capital stock authorized to be issued by this Corporation shall be:

                          (i) 50,000,000 shares of common stock, par value $.01 per share (the "Common Stock"); and

                          (ii) 5,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock").

        (b) Designations, Etc. The designation, relative rights, preferences and liabilities of each class of stock, itemized by class, shall be as follows:

                           (i)  Common.  Each  share of  Common  Stock  shall be
         entitled to one vote on all matters submitted to a vote of stockholders, except matters required to be voted on exclusively by holders of Preferred Stock or of any series of Preferred Stock. The holders of Common Stock shall be entitled to such dividends as may be declared by the Board of Directors from time to time, provided that required dividends, if any, in respect of any outstanding Preferred Stock have been paid or provided for. In the event of the liquidation, dissolution, or winding up, whether voluntary or involuntary, of this Corporation, the assets and funds of this Corporation available for distribution to stockholders, and remaining after the payment to holders of Preferred Stock of the amounts to which they are entitled, shall be divided and paid to the holders of the Common Stock according to their respective shares.

                           (ii) Preferred. Shares of the Preferred Stock may be issued from time to time in one or more series. The board of directors of this Corporation (the "Board of Directors" or "Board") by resolution shall establish each series of Preferred Stock and fix and determine the number of shares and the designations, preferences, limitations and relative rights of each such series, provided that all shares of the Preferred Stock shall be identical except as to the following relative rights and preferences, as to which there may be variations fixed and determined by the Board of Directors between different series:

                           (A) The rate or manner of payment of dividends.

                           (B) Whether  shares may be redeemed  and, if so,  the
                               redemption price and the terms and conditions of redemption.

                           (C) The amount  payable  upon  shares in the event of
                               voluntary and involuntary liquidation.

                           (D) Sinking  fund   provisions,   if  any,  for  the
                               redemption or purchase of shares.

                           (E) The terms and  conditions,  if any,  on which the
                               shares may be converted.

                           (F) Voting rights, if any.

                           (G) Any other  rights or preferences now or hereafter
                               permitted by the laws of the State of Florida as variations between different series of preferred stock.

         2.       No Preemptive Rights.

                  (a) Preferred Stock. Unless otherwise specifically provided in the terms of the Preferred Stock, the holders of any class of Preferred Stock of this Corporation shall have no preemptive right to subscribe for and purchase their proportionate share of any additional Preferred Stock (of the same class or otherwise) or Common Stock issued by this Corporation, from and after the issuance of the shares originally subscribed for by the stockholders of this Corporation, whether such additional shares be issued for cash, property, services or any other consideration and whether or not such shares be presently authorized or be authorized by subsequent amendment to these Articles of Incorporation.

                  (b) Common Stock. The holders of Common Stock of this Corporation shall have no preemptive right to subscribe for and purchase their proportionate share of any additional Preferred Stock or Common Stock issued by this Corporation, from and after the issuance of the shares originally subscribed for by the stockholders of this Corporation, whether such additional shares be issued for cash, property, services or any other consideration and whether or not such shares be presently authorized or be authorized by subsequent amendment to these Articles of Incorporation.

         3. Payment for Stock. The consideration for the issuance of shares of capital stock may be paid, in whole or in part, in cash, in promissory notes, in other property (tangible or intangible), in labor or services actually performed for this Corporation, in promises to perform services in the future evidenced by a written contract, or in other benefits to this Corporation in each case, at a fair valuation to be fixed by the Board of Directors. When issued, all shares of stock shall be fully paid and nonassessable.

         4. Treasury Stock. The Board of Directors of this Corporation shall have the authority to acquire by purchase and hold from time to time any shares of its issued and outstanding capital stock for such consideration and upon such terms and conditions as the Board of Directors in its discretion shall deem proper and reasonable in the interest of this Corporation.



                                    ARTICLE V

                            Existence of Corporation

      This  Corporation shall have perpetual existence  unless dissolved by law.


                                   ARTICLE VI

                                    Directors

         1. Number. The Board of Directors of this Corporation shall consist of not less than three (3) nor more than nine (9) members, the exact numbers of directors to be fixed from time to time as provided in the bylaws of this Corporation.

         2.       Classification.

                  (a) Classes. Commencing with the 1992 annual meeting of stockholders, the Board of Directors shall be divided into three classes, Class I, Class II and Class III, with each class to be as nearly equal in number as possible, the specific number of directors to be assigned to each class being determined by the existing Board of Directors. At the 1992 annual meeting of stockholders, directors of the first class (Class I) shall be elected to hold office for a term expiring at the 1993 annual meeting of stockholders; directors of the second class (Class II) shall be elected to hold office for a term expiring at the 1994 annual meeting of stockholders; and directors of the third class (Class III) shall be elected to hold office for a term expiring at the 1995 annual meeting of stockholders. At each annual meeting of stockholders after 1992, the successors to the class of directors whose terms then shall expire at the time of that meeting shall be identified as being the same class as the directors they succeed and elected to hold office for a term expiring at the third succeeding annual meeting of stockholders.

                  (b) Changes, Unexpired Terms, Etc. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional directors of any class elected to fill a vacancy resulting from an increase in such class shall hold office for a term that shall coincide with the remaining term of that class, but in no case will a decrease in the number of directors shorten the term of any incumbent director. A director shall hold office until the annual meeting for the year in which his or her term expires and until his or her successor shall be elected and shall qualify, subject, however, to prior death, resignation, retirement, disqualification or removal from office.


                  (c) Preferred Stock Directors. Notwithstanding the foregoing, whenever the holders of any one or more classes or series of Preferred Stock issued by this Corporation shall have the right, voting separately by class or series, to elect directors at an annual or special meeting of stockholders, the election, term of office, filling of vacancies and other features of such directorships shall be governed by the terms of these Articles of Incorporation or the resolution or resolutions adopted by the Board of Directors pursuant to
Article IV hereof, and such directors so elected shall not be divided into classes pursuant to this Article VI unless expressly provided by such terms.

         3. Powers. The business and affairs of this Corporation shall be managed by the Board of Directors, which may exercise all such powers of this Corporation and do all such lawful acts and things as are not by law directed or required to be exercised or done by the stockholders.

         4. Quorum. A quorum for the transaction of business at all meetings of the Board of Directors shall be a majority of the number of directors determined from time to time to comprise the Board of Directors, and the act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

         5. Removal. Subject to the rights, if any, of the holders of shares of Preferred Stock then outstanding, any or all of the directors of this Corporation may be removed from office with or without cause by the stockholders at any annual or special meeting of stockholders of this Corporation.

         6. Vacancies. Newly created directorships resulting from any increase in the number of directors or any vacancy on the Board of Directors resulting from death, resignation, disqualification, removal or other cause shall be filled solely by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum, or by a sole remaining director, or by the stockholders. Any director elected in accordance with the preceding sentence shall hold office for the remainder of the full term of the class of directors in which the new directorship was created or the vacancy occurred and until such director's successor shall have been elected and qualified. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

         7.       Nominations and Elections.

                  (a) Eligible Nominees. Subject to the rights, if any, of the holders of shares of Preferred Stock then outstanding, only persons who are nominated in accordance with the following procedures shall be eligible for election as directors at meetings of stockholders.

                  (b) Nominations. Nominations of persons for election to the Board of Directors of this Corporation may be made at a meeting of stockholders by or at the direction of: (i) the Board of Directors; (ii) by any nominating committee or person appointed by the Board; or (iii) by any stockholder of this Corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Article VI, Section 7.

                  (c) Notice. Nominations by stockholders shall be made pursuant to timely notice in writing to the Secretary of this Corporation. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of this Corporation not less than 60 days prior to the date of the meeting at which the director(s) are to be elected, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than 70 days' notice or prior public disclosure of the date of the scheduled meeting is given or made, notice by the stockholder, to be timely, must be so delivered or received not later than the close of business on the tenth day following the earlier of the day on which notice was given or such public disclosure was made.

                  (d) Stockholder Nominations. A stockholder's notice to the Secretary shall set forth (A) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of this Corporation which are beneficially owned by the person and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Rule 14A under the Securities Exchange Act of 1934, as amended; and (B) as to the stockholder giving the notice (i) the name and address, as they appear on this Corporation's books, of the stockholder and (ii) the class and number of shares of this Corporation's stock which are beneficially owned by the stockholder on the date of such stockholder notice. This Corporation may require any proposed nominee to furnish such other information as may reasonably be required by this Corporation to determine the eligibility of such proposed nominee to serve as a director of this Corporation.

                  (e) Presiding Officer's Duties. The presiding officer of the meeting shall determine and declare at the meeting whether the nomination was made in accordance with the terms of this Article VI, Section 7. If the presiding officer determines that a nomination was not made in accordance with the terms of this Article VI, Section 7, he or she shall so declare at the meeting and any such defective nomination shall be disregarded.







                                   ARTICLE VII

                     Registered Office and Registered Agent

         The registered office of this Corporation shall be located at 4900 Frontage Road South, Lakeland, FL 33802 and the registered agent of this Corporation at such office shall be Denis L. Fontaine. This Corporation shall have the right to change such registered office and such registered agent from time to time, as provided by law.


                                  ARTICLE VIII

                                     Bylaws

         1. Adoption, Amendment, Etc. The power to adopt the bylaws of this Corporation, to alter, amend or repeal the bylaws, or to adopt new bylaws, shall be vested in the Board of Directors of this Corporation; provided, however, that any bylaw or amendment thereto as adopted by the Board of Directors may be altered, amended, or repealed by vote of the stockholders entitled to vote thereon, or a new bylaw in lieu thereof may be adopted by the stockholders, and the stockholders may prescribe in any bylaw made by them that such bylaw shall not be altered, amended or repealed by the Board of Directors.

         2. Scope. The bylaws of this Corporation shall be for the government of this Corporation and may contain any provisions or requirements for the management or conduct of the affairs and business of this Corporation, provided the same are not inconsistent with the provisions of these Articles of Incorporation, or contrary to the laws of the State of Florida or of the United States.


                                   ARTICLE IX

                              Stockholder Meetings

         1.       Annual Meetings.

                  (a) Business to be Conducted. At an annual meeting of stockholders, only such business shall be conducted, and only such proposals shall be acted upon, as shall have been brought before the annual meeting (i) by, or at the direction of, the Board of Directors, or (ii) by any stockholder of this Corporation who complies with the notice procedures set forth in this
Article IX, Section 1.

                  (b) Notice. For a proposal to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of this Corporation. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of this Corporation not less than 60 days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than 70 days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder, to be timely, must be so delivered or received not later than the close of business on the tenth day following the earlier of the day on which such notice of the date of the scheduled annual meeting was given or the day on which such public disclosure was made.

                  (c) Stockholder Proposals. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (i) a brief description of the proposal desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on this Corporation's books, of the stockholder proposing such business and any other stockholders known by such stockholder to be supporting such proposal, (iii) the class and number of shares of this Corporation's stock which are beneficially owned by the stockholder on the date of such stockholder notice and by any other stockholders known by such stockholder to be supporting such proposal on the date of such stockholder notice, and (iv) any financial interest of the stockholder in such proposal.

                  (d) Presiding Officer's Duties. The presiding officer of the annual meeting shall determine and declare at the annual meeting whether the stockholder proposal was made in accordance with the terms of this Article IX,
Section 1. If the presiding officer determines that a stockholder proposal was not made in accordance with the terms of this Article IX, Section 1, he or she shall so declare at the annual meeting and any such proposal shall not be acted upon at the annual meeting.

                  (e) Other Business. This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors and committees of the Board of Directors, but, in connection with such reports, no new business shall be acted upon at such annual meeting unless stated, filed and received as herein provided.

         2.       Special Meetings.

                  (a) Call of Meetings. Special meetings of the stockholders of this Corporation for any purpose or purposes may be called at any time by (i) the Board of Directors; (ii) the Chairman of the Board of Directors (if one is so appointed); (iii) the President of this Corporation; or (iv) by holders of not less than 25% of all of the outstanding shares entitled to vote on any issue proposed to be considered at the proposed special meeting, if such stockholders sign, date and deliver to this Corporation's Secretary one or more written demands for the meeting describing the purpose or purposes for which it is to be held. Special meetings of the stockholders of this Corporation may not be called by any other person or persons.

                  (b) Business to be Conducted. At any special meeting of stockholders, only such business shall be conducted, and only such proposals shall be acted upon, as shall have been set forth in the notice of such special meeting.


                                    ARTICLE X

                     Amendment of Articles of Incorporation

         This Corporation reserves the right to amend, alter, change or repeal any provisions contained in these Articles of Incorporation in the manner now or hereafter prescribed by statute, and all rights conferred upon the stockholders herein are subject to this reservation. Notwithstanding anything contained in these Articles of Incorporation to the contrary, the affirmative vote of at least 66-2/3% of the outstanding shares of Common Stock of this Corporation shall be required to amend or repeal Articles VI, IX or X of these Articles of Incorporation or to adopt any provision inconsistent therewith.

         IN WITNESS WHEREOF, DISCOUNT AUTO PARTS, INC. has caused these Amended and Restated Articles of Incorporation to be executed and acknowledged by its President and Secretary this 20th day of August, 1992.



ATTEST:                                         DISCOUNT AUTO PARTS, INC.

         (CORPORATE SEAL)




By:  /s/ Peter J. Fontaine                        /s/ Denis L. Fontaine
     Peter J. Fontaine, Secretary                 Denis L. Fontaine, President

                              ARTICLES OF AMENDMENT
                                     OF THE
                            ARTICLES OF INCORPORATION
                                       OF
                            DISCOUNT AUTO PARTS, INC.

                      (Pursuant to Section 607.0602 of the
                        Florida Business Corporation Act)

         DISCOUNT AUTO PARTS, INC., a corporation organized and existing under the laws of State of Florida (this "Corporation"), in order to amend its Articles of Incorporation, in accordance with the requirements of Chapter 607, Florida Statutes, does hereby certify as follows:

         1. The name of this Corporation is DISCOUNT AUTO PARTS, INC.

         2. The amendment effected hereby was duly adopted by the Board of Directors of this Corporation (hereinafter called the "Board of Directors" or the "Board") on November 21, 2000 pursuant to Section 607.0602, Florida Statutes, and pursuant to the authority granted to and vested in the Board in accordance with the provisions of this Corporation's Articles of Incorporation, as amended to date (hereinafter called the "Articles of Incorporation"). In accordance with such Section and the Articles of Incorporation, such amendment was adopted without approval of the shareholders of this Corporation, which approval was not and is not required, and shall become effective upon filing hereof with the Florida Department of State without shareholder action.

         3. The Board of Directors has authorized and does hereby create a series of Preferred Stock, par value $.01 per share, of this Corporation and hereby states the designation and number of shares, and fixes the relative rights, powers and preferences thereof, and the limitations thereof, as more particularly set forth below.

         4. The Articles of Incorporation are hereby amended by adding to the end of Section 1(b) of Article IV, after the end of Section 1(b)(ii), a new
Section 1(b)(iii) as follows:
        *                              *                              *

                           (iii) Series A Junior Participating Preferred Stock. Of the 5,000,000 shares of Preferred Stock authorized by these Articles of Incorporation, a series of 500,000 of such shares shall be and is authorized and designated as follows:

                                    (a)  Designation  and Amount.  The shares of
                  such  series   shall  be   designated   as  "Series  A  Junior
                  Participating Preferred Stock" (the "Series A Preferred Stock") and the number of shares constituting the Series A Preferred Stock shall be 500,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by this Corporation convertible into Series A Preferred Stock.

                                    (b)  Dividends and Distributions.

                                           (1)  Subject  to the  rights  of  the
                  holders of any shares of any series of Preferred Stock
                  of this Corporation (the "Preferred Stock") (or any similar stock) ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of Common Stock, par value $.01 per share, of this Corporation (the "Common Stock") and of any other stock of this Corporation ranking junior to the Series A Preferred Stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of January, April, July, and October in each year (each such date being referred to herein as a "Dividend Payment Date"), commencing on the first Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $1.00 or (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock, declared on the Common Stock since the immediately preceding Dividend Payment Date or, with respect to the first Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event this Corporation shall at any time after December 14, 2000, declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                                            (2) This Corporation shall declare a
                  dividend or distribution on the Series A Preferred
                  Stock as provided in Section 2(a) immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Dividend Payment Date and the next subsequent Dividend Payment Date, a dividend of $1.00 per share on the Series A Preferred Stock shall nevertheless be payable, when, as and if declared, on such subsequent Dividend Payment Date.

                                            (3)  Dividends shall begin to accrue
                  and be cumulative, whether or not earned or
                  declared, on outstanding shares of Series A Preferred Stock from the Dividend Payment Date next preceding the date of issue of such shares, unless the date of issue of such shares is prior to the Record Date for the first Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Dividend Payment Date or is a date after the Record Date for the determination of holders of shares of Series A Preferred Stock entitled to receive a quarterly dividend and before such Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a Record Date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which Record Date shall be not more than 60 days prior to the date fixed for the payment thereof.

                                    (c)  Voting Rights. The holders of shares of
                  Series A Preferred Stock shall have the following voting rights;

                                            (1)  Subject to  the  provision  for
                  adjustment hereinafter set forth and except as
                  otherwise provided in the Articles of Incorporation or required by law, each share of Series A Preferred Stock shall entitle the holder thereof to 100 votes on all matters upon which the holders of the Common Stock of this Corporation are entitled to vote. In the event this Corporation shall at any time after December 14, 2000 declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                                            (2)  Except as otherwise provided in
                  the Articles of Incorporation, as hereby or otherwise hereafter amended, and except as otherwise required by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock and any other capital stock of this Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of stockholders of this Corporation.

                                            (3) Except as set forth  herein,  or
                  as otherwise provided by law, holders of Series A
                  Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

                                    (d)  Certain Restrictions.

                                            (1)  Whenever quarterly dividends or
                  other dividends or distributions payable on the Series A Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not earned or declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, this Corporation shall not:

                                                    a. declare or pay dividends,
                  or make any other distributions,on any shares of stock ranking junior (as to dividends) to the Series A Preferred Stock;

                                                    b. declare or pay dividends,
                  or make any other distributions, on any shares of stock ranking on a parity (as to dividends) with the Series A Preferred Stock, except dividends paid ratably on the Series A Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

                                                     c. redeem  or purchase  or
                  otherwise acquire for consideration shares of any
                  stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock, provided that this Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of this Corporation ranking junior (as to dividends and upon dissolution, liquidation or winding up) to the Series A Preferred Stock or rights, warrants or options to acquire such junior stock;

                                                     d. redeem  or  purchase  or
                  otherwise acquire for consideration any shares of
                  Series A Preferred Stock, or any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

                                            (2)   This  Corporation s hall  not
                  permit any Subsidiary of this Corporation to purchase or otherwise acquire for consideration any shares of stock of this Corporation unless this Corporation could, under Section 4(a), purchase or otherwise acquire such shares at such time and in such manner.

                                    (e) Reacquired  Shares. Any shares of Series
                  A Preferred Stock purchased or otherwise acquired by this Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their retirement become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to any conditions and restrictions on issuance set forth herein.

                                    (f) Liquidation,  Dissolution or Winding Up.
                  Upon any liquidation, dissolution or winding up of this Corporation, no distribution shall be made (A) to the holders of the Common Stock or of shares of any other stock of this Corporation ranking junior, upon liquidation, dissolution or winding up, to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received $1.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not earned or declared, to the date of such payment, provided that the holders of shares of Series A Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount to be distributed per share to holders of shares of Common Stock, or (B) to the holders of shares of stock ranking on a parity upon liquidation, dissolution or winding up with the Series A Preferred Stock, except distributions made ratably on the Series A Preferred Stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event, however, that there are not sufficient assets available to permit payment in full of the Series A liquidation preference and the liquidation preferences of all other classes and series of stock of this Corporation, if any, that rank on a parity with the Series A Preferred Stock in respect thereof, then the assets available for such distribution shall be distributed ratably to the holders of the Series A Preferred Stock and the holders of such parity shares in the proportion to their respective liquidation preferences. In the event this Corporation shall at any time after December 14, 2000 declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common
                  Stock, then in each such case the aggregate amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under the proviso in clause
                  (A) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                                    (g) Consolidation, Merger, etc. In case this
                  Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are converted into, exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Series A Preferred Stock shall at the same time be similarly converted into, exchanged for or changed into an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is converted, exchanged or converted. In the event this Corporation shall at any time after December 14, 2000, declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the conversion, exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                                    (h)  No Redemption. The shares of Series A
                  Preferred Stock shall not be redeemable from any holder.

                                    (i)  Rank.The Series A Preferred Stock shall
                  rank, with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of this Corporation, junior to all other series of Preferred Stock and senior to the Common Stock.

                                    (j) Amendment.  If any proposed amendment to
                  the Articles of Incorporation (including as amended by these Articles of Amendment) would alter, change or repeal any of the preferences, powers or special rights given to the Series A Preferred Stock so as to affect the Series A Preferred Stock adversely, then the holders of the Series A Preferred Stock shall be entitled to vote separately as a class upon such amendment, and the affirmative vote of two-thirds of the outstanding shares of the Series A Preferred Stock, voting separately as a class, shall be necessary for the adoption thereof, in addition to such other vote as may be required by the laws of the State of Florida.

                                    (k)  Fractional  Shares.  Series A Preferred
                  Stock may be issued in fractions of a share that shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Preferred Stock.

         *                              *                              *

         IN WITNESS WHEREOF, the undersigned duly authorized officer of this Corporation has executed these Articles of Amendment of the Articles of Incorporation of Discount Auto Parts, Inc. this 27 day of November, 2000.


                                          DISCOUNT AUTO PARTS, INC.


                                          By: /s/ Peter J. Fontaine
                                          Name: Peter J. Fontaine
                                          Title: Chairman of the Board and
                                                 Chief Executive Officer

                                                                     Exhibit 4.1

COMMON STOCK                                                        COMMON STOCK
COMMON STOCK                                                        COMMON STOCK
NUMBER                                                                    SHARES
DAP
                                     [LOGO]

                                                     INCORPORATED UNDER THE LAWS
                                                         OF THE STATE OF FLORIDA

                                                                 SEE REVERSE FOR
                                                             CERTAIN DEFINITIONS

                                                               CUSIP 254642 10 1

                            DISCOUNT AUTO PARTS, INC.

         THIS IS TO CERTIFY THAT

         IS THE OWNER OF

         FULLY PAID AND NON-ASSESSABLE  SHARES OF THE COMMON STOCK OF  THE  PAR
                              VALUE OF $.01 EACH OF

     Discount Auto Parts, Inc., transferable on the books of the Corporation by the holder hereof in person, or by duly authorized attorney upon surrender of this Certificate properly endorsed. This Certificate is not valid unless countersigned by the Transfer Agent and registered by the Registrar.

               Witness the seal of the Corporation and the signatures of its duly authorized Officers.


Dated

   /s/ C. Michael Moore                              /s/ Peter Fontaine
       Secretary                                         Chairman and
                                                         Chief Executive Officer

                        (Discount Auto Parts, Inc. Seal)

COUNTERSIGNED AND REGISTERED
MELLON INVESTOR SERVICES, LLC
(Transfer Agent and Registrar)

BY
AUTHORIZED SIGNATURE

The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

       TEN COM - as renamed in common              UNIF GIFT MIN ACT - Custodian
       TEN  ENT - as tenants by the entireties              (Cust.)      (Minor)
       JT TEN - as joint tenants with right of     under Uniform Gifts to Minors
                survivorship and not as tenants    Act
                in common                                      (State)
         Additional abbreviations may also be used though not in the above list.

     For value received:__________________ hereby sell, assign and transfer unto

                  PLEASE INSERT SOCIAL SECURITY OR OTHER
                  IDENTIFYING NUMBER OF ASSIGNEE

--------------------------------------------------------------------------------
(PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS, INCLUDING ZIP CODE, OF ASSIGNEE)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

_______________________________________________  shares  of  the  capital  stock represented by the within Certificate, and do hereby irrevocably constitute and appoint ________________________________________ Attorney to transfer the said stock on the books of the within named Corporation with full power of substitution in the premises.

Dated   __________________________

     NOTICE: THE SIGNATURE TO THIS ASSIGNMENT MUST CORRESPOND WITH THE NAME AS WRITTEN UPON THE FACE OF THE CERTIFICATE IN EVERY PARTICULAR, WITHOUT ALTERATION OR ENLARGEMENT OR ANY CHANGE WHATSOEVER

         The Corporation's Articles of Incorporation authorize the Corporation to issue more than one class or series of capital stock. The provisions of the Articles of Incorporation setting forth the classes and series of stock authorized to be issued, and the distinguishing characteristics of each class or series, are hereby incorporated by reference to the same extent as if fully set forth herein. Upon written request to the Secretary of the Corporation at its principal executive offices, the Corporation will furnish to any shareholder, without charge, a full statement of (1) the designations, preferences, limitations and relative rights of each series or class of stock authorized to be issued, (2) the variations in the relative rights and preferences between the shares of each series of preferred or special class of stock, so far as the same have been fixed and determined, and
         (3) the authority of the board of directors to fix and determine the relative rights and preferences of subsequent series.

         This certificate also evidences and entitles the holder hereof to certain rights as set forth in a Stockholder Rights Agreement between the Corporation and ChaseMellon Shareholder Services, L.L.C. dated as of November 21, 2000 as the same may be amended from time to time (the "Rights Agreement"), the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal executive offices of the Corporation. Under certain circumstances, as set forth in the Rights Agreement, such Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. The Corporation will mail to the holder of this certificate a copy of the Rights Agreement without charge after receipt of a written request therefor. Under certain circumstances, as set forth in the Rights Agreement, Rights owned by or transferred to any Person who becomes an Acquiring Person (as defined in the Rights Agreement) and certain transferees thereof will become null and void and will no longer be transferable.

Exhibit 10.27


                            DISCOUNT AUTO PARTS, INC.
           SEVERANCE PROTECTION AND CHANGE OF CONTROL BENEFITS PROGRAM


1.       Purpose

         The purpose of this Discount Auto Parts, Inc. Severance Protection and Change of Control Benefits Program (the "Program") is to provide certain team members with severance payments in the event of certain terminations of employment upon a "Change of Control", as hereinafter defined, and incentives for team members to continue in employment following a Change of Control. The Program is not intended to meet the qualification requirements of Section 401 of the Code or to be an "employee pension benefit plan" as defined in ERISA. The Program is not intended to affect eligibility for or payment of any other compensation or benefits in accordance with the terms of any applicable plans or programs of the Company.

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

  At least 11 years and less than 16 years                     6 months
------------------------------------------ -------------------------------------
------------------------------------------ -------------------------------------

             At least 16 years                                12 months
------------------------------------------ -------------------------------------

The "Position Credit" for a particular Participant shall be determined as of the date of the Change of Control and shall be computed in accordance with the following table:

------------------------------------------ -------------------------------------

     If the Participant's Position                  Then, the Position Credit
          with the Company is:                               shall be:
------------------------------------------ -------------------------------------
------------------------------------------ -------------------------------------

           Office Supervisor                                3 months
------------------------------------------ -------------------------------------
------------------------------------------ -------------------------------------

              Key Manager                                   3 months
 ----------------------------------------- -------------------------------------
------------------------------------------ -------------------------------------

    Distribution Center Supervisor                          3 months
         or above
------------------------------------------ -------------------------------------
 ----------------------------------------- -------------------------------------

           Division Manager                                 6 months
------------------------------------------ -------------------------------------
------------------------------------------ -------------------------------------

  Department Director/Office Manager                        6 months
------------------------------------------ -------------------------------------


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

6.       Administration

         The Program shall be operated under the direction of the Committee and administered by the Company. The calculation of all benefits payable under the Program shall be performed by the Company, subject to the review of the Committee.

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