Form 10-Q
period 2001-02-27
DISCOUNT AUTO PARTS INC
filed 2001-04-02
CIK 889409

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 27, 2001

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

Common Stock $.01 Par Value - 16,703,022 shares as of February 27, 2001

                            Discount Auto Parts, Inc.

                                      Index



PART I.  FINANCIAL INFORMATION                                              Page


Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - February 27, 2001 and May 30, 2000 ... 3

Condensed Consolidated Statements of Income - for the thirteen  weeks and thirty-nine weeks ended February 27, 2001 and February 29, 2000 .............. 4

Condensed Consolidated Statements of Cash Flows - for the thirty-nine weeks ended February 27, 2001 and February 29, 2000 ................................ 5

Notes to Condensed Consolidated Financial Statements ..........................6


Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations..................................................................7

Item 3. Quantitative and Qualitative Disclosures about Market Risk............10

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.....................................................10

Item 6. Exhibits and Reports on Form 8-K  .. .................................11

SIGNATURES ...................................................................12


Item 1.  Financial Statements (Unaudited)
Discount Auto Parts, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

                                                                              February 27                May 30
                                                                                  2001                    2000
                                                                           -------------------      ------------------
                                  ASSETS                                                 (In thousands)
Current  assets:
     Cash                                                                $              6,698     $            12,612
     Inventories                                                                      242,635                 253,113
     Prepaid expenses and other current assets                                         19,005                  14,455
                                                                           -------------------      -----------------
             Total current assets                                                     268,338                 280,180

Property and equipment                                                                492,760                 524,053
     Less allowances for depreciation and amortization                              (117,328)               (104,771)
                                                                           -------------------      -----------------
                                                                                      375,432                 419,282

Other assets                                                                            7,386                   5,247
                                                                           -------------------      -----------------
Total assets                                                             $            651,156     $           704,709
                                                                           ===================      =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                              $             67,808     $           100,804
     Other current liabilities                                                         22,415                  23,207
     Current maturities of long-term debt                                               2,400                   2,400
                                                                           -------------------      -----------------
            Total current liabilities                                                  92,623                 126,411

Deferred gain on sale/leaseback                                                         8,670                       -
Deferred income taxes                                                                   7,848                  10,494
Long-term debt                                                                        230,632                 264,600

Stockholders' equity:
     Preferred stock
                                                                           -                        -
     Common stock                                                                         167                     167
     Additional paid-in capital                                                       142,399                 142,379
     Retained earnings                                                                168,817                 160,658
                                                                           -------------------      -----------------
     Total stockholders' equity                                                       311,383                 303,204
                                                                           -------------------      -----------------
Total liabilities and stockholders' equity                               $            651,156     $           704,709
                                                                           ===================      =================
See accompanying notes.


Discount Auto Parts, Inc.
Condensed Consolidated Statements of Income (Unaudited)

                                                                      Thirteen         Thirteen         Thirty-Nine      Thirty-Nine
                                                                    Weeks Ended       Weeks Ended       Weeks Ended         Weeks
                                                                                                                            Ended
                                                                   ---------------   --------------    --------------   ------------
                                                                    February 27       February 29       February 27      February 29
                                                                        2001             2000              2001             2000
                                                                   ---------------   --------------    --------------   ------------
                                                                               (In thousands, except per share amounts)

Net sales                                                        $        159,477  $       147,374   $       487,501  $      433,642
Cost of sales, including distribution costs                                97,883           88,691           298,619         257,985
                                                                   ---------------   --------------    --------------   ------------
     Gross profit                                                          61,594           58,683           188,882         175,657
Selling, general and administrative expenses                               52,246           45,996           158,973         134,693
                                                                   ---------------   --------------    --------------   ------------
      Income from operations                                                9,348           12,687            29,909          40,964
Other income, net                                                             196            1,679               316           2,490
Interest expense                                                          (5,937)          (5,143)          (17,478)        (12,951)
                                                                   ---------------   --------------    --------------   ------------
Income before income taxes                                                  3,607            9,223            12,747          30,503
Income taxes                                                                1,298            3,410             4,588          11,324
                                                                   ---------------   --------------    --------------   ------------
Net income                                                       $          2,309  $         5,813   $         8,159  $       19,179
                                                                   ===============   ==============    ==============   ============
Net income per share:
      Basic net income per common share
                                                                 $           0.14  $          0.35   $          0.49  $         1.15
                                                                   ===============   ==============    ==============   ============
      Dilutive net income per common share
                                                                 $           0.14  $          0.35   $          0.49  $         1.15
                                                                   ===============   ==============    ==============   ============


Average common shares outstanding
                                                                           16,700           16,696            16,696          16,693
Dilutive effect of stock options
                                                                                -                1                 1              39
                                                                   ---------------   --------------    --------------   ------------
Average common shares outstanding - assuming dilution                      16,700           16,697            16,697          16,732
                                                                   ===============   ==============    ==============   ============



See accompanying notes.



Discount Auto Parts, Inc.
Condensed Consolidated Statements Of Cash Flows (Unaudited)

                                                                                Thirty-Nine              Thirty-Nine
                                                                                Weeks Ended            Weeks Ended
                                                                            --------------------------------------------

                                                                                February 27              February 29
                                                                                   2001                      2000
                                                                            --------------------       -----------------
                                                                                            (In thousands)
Operating  activities
Net income                                                                $               8,159      $           19,179
Adjustments to reconcile net income to net cash used in operating activities:
       Deferred income taxes                                                            (2,646)                     970
       Depreciation  and  amortization                                                   18,053                  16,614
       Loss (gain) on disposals of property and equipment                                    63                 (2,342)
       Changes in operating assets and liabilities:
           Decrease (increase) in inventories                                            10,478                (37,338)
          (Increase) decrease in prepaid expenses and other
               current assets                                                           (4,550)                   2,748
          (Increase) in other assets                                                    (2,529)                   (692)
          (Decrease) in trade accounts payable                                         (32,996)                (10,991)
          (Decrease) in other current liabilities                                         (792)                 (4,008)
                                                                            --------------------       ----------------
Net cash used in operating activities                                                   (6,760)                (15,860)

Investing  activities
Proceeds from sale/leaseback                                                             62,167                       -
Proceeds from sales of property and equipment                                             1,226                   4,654
Purchases of property and equipment                                                    (28,599)                (52,887)
                                                                            --------------------       ----------------
Net cash provided by (used in) investing activities                                      34,794                (48,233)

Financing  activities
Proceeds from short-term borrowings and long-term debt                                   83,816                  81,425
Payments of short-term borrowings and long-term debt                                  (117,784)                (19,740)
Proceeds from issuances of common stock                                                      20                     107
                                                                            --------------------       ----------------
Net cash (used in) provided by financing activities                                    (33,948)                  61,792

Net decrease in cash                                                                    (5,914)                 (2,301)
Cash at beginning of period                                                              12,612                   8,795
                                                                            --------------------       ----------------
Cash at end of period                                                     $               6,698      $            6,494
                                                                            ====================       ================

See accompanying notes.

                            Discount Auto Parts, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                February 27, 2001

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

Operating results for the thirteen and thirty-nine week periods ended February 27, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Sale/Leaseback Transaction

On February 27, 2001, the Company sold 101 retail stores for $62.2 million. The stores were leased back from the purchaser over a period of 22.5 years. The resulting lease is being accounted for as an operating lease, and the resulting gain of $8.8 million has been deferred and is being amortized over the life of the lease.


3.  Long-Term Debt

Long-term debt consists of the following (in thousands):
                                                                        February 27             May 30
                                                                           2001                  2000
                                                                      ----------------     -----------------
Revolving credit agreements                                      $            179,432  $            211,000
Senior term notes                                                              50,000                50,000
Senior secured notes                                                            3,600                 6,000
                                                                      ----------------     ----------------
                                                                              233,032               267,000
Less current maturities                                                       (2,400)               (2,400)
                                                                      ================     ================
                                                                 $            230,632  $            264,600
                                                                      ================     ================


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

At February 27, 2001 and May 30, 2000, the Company's weighted average interest rate on its borrowing under its revolving lines of credit was 7.8% and 7.3%, respectively.

As of February 27, 2001, the Company had approximately $85.6 million of available borrowings.

The Company has issued one senior secured note for an original principal amount of $12 million, to an insurance company. The note is collateralized by a first mortgage on certain store properties, equipment and fixtures. The agreement provided for interest at fixed rates of 9.8%, payable quarterly, with annual principal payments of $1.2 million on each December 15 and May 31.

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company was in compliance.


4.  Comprehensive Income

Comprehensive income for the periods presented equals net income.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of  Operations

Thirteen Weeks and Thirty-nine weeks Ended February 27, 2001 Compared to Thirteen Weeks Thirty-nine weeks Ended February 29, 2000

Total sales for the third quarter of fiscal 2001 increased 8.2% to $159.5 million, as compared to $147.4 million for the third quarter a year earlier. Comparable store sales increased 2.8% for the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. Total sales for the first nine months of fiscal 2001 increased 12.4% to $487.5 million, from $433.6 million a year earlier. Comparable store sales increased 4.5% for the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000. Comparable store sales results include sales from the Company's commercial delivery program. The balance of the increase in total sales for the third quarter and first nine months of fiscal 2001 were attributable to sales from new stores opened since the beginning of fiscal 2000.

At February 27, 2001, the Company had 665 stores in operation, compared with 643 stores at May 30, 2000 and 621 stores at February 29, 2000.

Gross profit for the third quarter of fiscal 2001 was $61.6 million as compared to $58.7 million for the third quarter of fiscal 2000. As a percentage of sales, gross profit was 38.6% for the third quarter of fiscal 2001 as compared to 39.8% for the third quarter of fiscal 2000. Gross profit for the first nine months of fiscal 2001 was $188.9 million as compared to $175.7 million a year earlier. As a percentage of sales, gross profit was 38.7% for the first nine months of fiscal 2001 as compared to 40.5% a year earlier. Gross profit for the third quarter and first nine months of fiscal 2001 was negatively impacted by overall lower vendor incentives, higher inventory shrinkage expense and margin pressure in commodity categories such as oil.

Selling, general and administrative (" SG&A") expenses increased as a percentage of sales from 31.2% in the third quarter of fiscal 2000 to 32.8% in the third quarter of fiscal 2001. SG&A expenses increased as a percentage of sales from 31.1% for the first nine months of fiscal 2000 to 32.6% for the first nine months of fiscal 2001. The increase is due primarily to lower than anticipated retail sales which resulted in a reduced ability to leverage certain store related expenses.

Income from operations for the third quarter of fiscal 2001 was $9.3 million as compared to $12.7 million for the third quarter of fiscal 2000. Income from operations for the first nine months of fiscal 2001 was $29.9 million as compared to $41.0 million for the first nine months of fiscal 2000.

Interest expense for the third quarter of fiscal 2001 was $5.9 million as compared to $5.1 million for the third quarter of fiscal 2000. Interest expense for the first nine months of fiscal 2001 was $17.5 million as compared to $13.0 million during the first nine months of fiscal 2000. The increase was the result of increased borrowings primarily associated with new store growth and higher interest rates on the Company's variable rate debt.

The Company's effective tax rate for the third quarter of fiscal 2001 was 36.0% as compared to 37.0% for the third quarter of fiscal 2000. The Company's effective tax rate for the first nine months of fiscal 2001 was 36.0% as compared to 37.1% for the first nine months of fiscal 2000. The lower tax rate primarily is the result of state planning and restructuring initiatives, which were implemented as of the end of the second quarter of fiscal 2000.

Taking into account all of the above described factors, the Company reported net income for the third quarter of fiscal 2001 of $2.3 million or $.14 per diluted share as compared to net income of $5.8 million or $.35 per diluted share for third quarter of fiscal 2000. Net income for the first nine months of fiscal 2001 was $8.2 million or $.49 per diluted share as compared to net income of $19.2 million or $1.15 per diluted share for first nine months of fiscal 2000.


Liquidity and Capital Resources

For the thirty-nine weeks ended February 27, 2001, net cash of $6.8 million was used in the Company's operations versus $15.9 million used in the Company's operations for the comparable thirty-nine week period of fiscal 2000. This net use of cash in the nine months ended February 27, 2001 was primarily due to an overall reduction in trade accounts payable. A portion of the reduction represents normal seasonality in the Company's trade relations with its vendors. The larger than normal reduction in trade accounts payable for the fiscal 2001 period represents the Company's efforts to better manage its inventory. Such efforts have included the Company's redistribution of excess quantities of inventory among its own stores rather than making additional purchases from vendors. On a year-to-date basis for fiscal 2001, the Company has been able to reduce overall inventory levels by $10.5 million from its new programs versus adding $37.3 million in the same period a year ago. These fiscal 2001 improvements were offset in part by reduced earnings in fiscal year 2001 (versus fiscal year 2000).

As further discussed in Note 2 of the Notes to Consolidated Financial Statements, effective February 27, 2001, the Company entered into a sale/leaseback transaction. The proceeds from the sale/leaseback transaction were used to reduce outstanding debt under the Company's revolving credit agreement.

Capital expenditures for the thirty-nine weeks ended February 27, 2001 were $28.6 million. The majority of the capital expenditures related to the 26 new stores opened during that period. The Company also closed four stores during the first nines months of fiscal 2001. For all of fiscal 2001, the Company expects to open approximately 35 new stores.

In May 2000, the Company broke ground on a second distribution center in Copiah County, Mississippi. The second distribution center is approximately 400,000 square feet and will be able to support approximately 450 stores. The new distribution center began shipping to a limited number of stores on March 19, 2001. The Company expects to continue the shipping ramp up during the fourth quarter of fiscal 2001. Expenditures associated with the construction of the second distribution center are expected to be approximately $37 million. The second distribution center is being leased under a new $34 million operating lease agreement, which was consummated in May 2000. The lease will cover the land, buildings and certain integrated operating equipment, such as conveyor systems. Additional rolling stock, computer equipment, etc. will be funded through other lease arrangements or the Company's existing revolving line of credit.

The Company also continued the roll-out of its commercial delivery service, which began in the third quarter of fiscal 1998. The Company's commercial delivery service consists of a program whereby commercial customers (such as auto service centers, commercial mechanics, garages and the like) establish commercial accounts with the Company and order automotive parts from the Company, with such parts being delivered by the Company or picked up by the customer from nearby Discount Auto Parts stores. The commercial delivery program requires the Company to extend trade credit to certain of the commercial account customers as part of the ordinary course of business. The extension of such trade credit increases the capital requirements associated with the roll-out of the program and exposes the Company to credit risk from uncollectible accounts. The Company has established systems to manage and control such credit risk. The amount of capital that is needed to cover extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops. To date, the commercial delivery program has incurred operating losses of approximately $11.0 million, which have been funded by the Company's retail operations and its revolving line of credit. Although there can be no assurances, management expects the commercial delivery program to break even on a direct cost basis during the fourth quarter of fiscal 2001.

The Company anticipates that total capital expenditures for fiscal 2001, including the costs associated with the addition of approximately 35 new stores, and the expenditures associated with the construction of the second distribution center exclusive of the operating lease will be in the range of $35 to $40 million.

The Company has historically been able to finance most of its new store growth through unsecured lines of credit and medium and longer-term mortgage financing provided by banks and other institutional lenders, and through cash flow from operations. As of February 27, 2001, the Company had $85.6 million of additional availability under its existing financing agreements.

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

These potential risks and uncertainties include, but are not limited to, increased competition, extent of the market demand for auto parts, availability of inventory supply, inventory shrinkage, propriety of inventory mix, adequacy and perception of customer service, product quality and defect experience, availability of and ability to take advantage of vendor pricing programs and incentives, sourcing availability, rate of new store openings, cannibalization of store sites, mix and types of merchandise sold, governmental regulation of products, weather, new store development, performance of information systems, effectiveness of deliveries from the distribution center, ability to hire, train and retain qualified team members, availability of quality store sites, ability to successfully implement the commercial delivery service, credit risk associated with the commercial delivery service, environmental risks, availability of expanded and extended credit facilities, and the ability to successfully and efficiently establish and coordinate operations at the third distribution center and other risks.




Item 3. Quantitative and Qualitative Disclosures about Market Risk

         No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in the Company's Annual Report on Form 10-K for the year ended May 30, 2000.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


Coalition for a Level Playing Field, et. al. V. AutoZone, Inc. et. al, Case No. 00-0953 in and for the United States District Court, Eastern District of New York. In February 2000, the Coalition for a Level Playing Field ("Coalition") and over one hundred independent automotive parts and accessories aftermarket warehouse distributors and and/or jobbers filed a lawsuit in the United States District Court for the Eastern District of New York against the Company. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. The complaint seeks injunctive and declaratory relief, unspecified treble damages on behalf of each of the plaintiffs, as well as attorneys' fees and costs. The defendants, including the Company, filed a motion to dismiss in late October 2000. The plaintiff's filed their response to such motion to dismiss January 2001 and the defendants recently filed a response to the plaintiffs responsive pleadings. Any discovery would follow after disposition by the court of such motion to dismiss. The Company believes the claims to be without merit and intends to vigorously defend the action.

The Company is currently involved in litigation with its insurance carrier pursuant to which the Company is seeking recovery under its insurance policy of certain amounts incurred in connection with the previously reported Airgas, Inc. litigation and the settlement thereof. The Company's motion for summary judgment was granted. The Company then filed a motion requesting that the resulting judgment be amended to reflect a monetary award in excess of $21 million. The insurance carrier opposed the motion and, filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. On March 13, 2001, the appeal was denied. The ultimate outcome of this matter or an estimate of the amount of cash recovery, if any, cannot be determined at this time.

Discount Auto Parts is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits



10.28    Form of Master Lease dated February 27, 2001
10.29    Form of Sale-Leaseback Agreement dated February 27, 2001
10.30 Severance Agreement and General Release with William C.Perkins dated January 17, 2001
10.31 First Amendment to Change of Control Employment Agreement with C. Michael Moore dated March 19, 2001
10.32    Indemnification  Agreement  with Donald W. Olson dated
         February 20, 2001
10.33    First  Amendment  to Master  Agreement  dated as of August 29, 2000
10.34    Second  Amendment to Master Agreement dated as of February 16, 2001
27       Financial Data Schedule (For SEC Use Only)


(b)      Reports on Form 8-K

         The   Company  did  not  file  any  reports  on  Form  8-K  during  the thirteen-week period ended February 27, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DISCOUNT AUTO PARTS, INC.


Date:    April 2, 2001                  By: /s/ Peter J. Fontaine
                                         Peter J. Fontaine
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Date:    April 2, 2001                  By: /s/ C. Michael Moore
                                         C. Michael Moore
                                         Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT 10.28

                              FORM OF MASTER LEASE


THIS MASTER LEASE (this "Lease") is made as of February 27, 2001 (the "Effective Date"), by and between DAPPER PROPERTIES [I] [II] [III], LLC, a Delaware limited liability company ("Lessor"), whose address is c/o U.S. Realty Advisors, LLC, 1370 Avenue of the Americas, New York, New York 10019, and DISCOUNT AUTO PARTS, INC., a Florida corporation ("Lessee"), whose address is 4900 Frontage Road South, Lakeland, Florida 33815.

                              W I T N E S S E T H :
THAT, in consideration of the mutual covenants and agreements herein contained, Lessor and Lessee hereby covenant and agree as follows: 1. Certain Defined Terms. The following terms shall have the following meanings for all purposes of this Lease: "Acknowledgement" means the Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement dated as of the date of this Lease among Lessor, Lessee, Lender and Remainderman. A duplicate original Acknowledgement will be executed and recorded in the applicable real property records for each Property. "ADA" has the meaning set forth in Section 16.C.

     "Additional Rental" has the meaning set forth in Section 5.C.

     "Adjustment Date" means each of the following dates: March 1, 2006, March 1, 2011, and March 1, 2016.

     "Affiliate" means any Person which directly or indirectly controls, is under common control with, or is controlled by any other Person. For purposes of this definition, "controls", "under common control with" and "controlled by" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or otherwise.

     "Aggregate Assumed Base Annual Rental" means the aggregate amount of Base Annual Rental required to be paid by Lessee during the Assumed Base Annual Rental Period.

     "Aggregate Fixed Charge Coverage Ratio" shall have the meaning set forth in
Section 8.A.

     "Aggregate Rent Refund" means the positive difference, if any, between the Aggregate Assumed Base Annual Rental and the CPI-Adjusted Rent.

     "Applicable Regulations" means all applicable statutes, regulations, rules, ordinances, codes, licenses, permits, orders and approvals of each Governmental Authority having jurisdiction over Lessee and/or any of the Properties, including, without limitation, all health, building, fire, safety and other codes, ordinances and requirements and all applicable standards of the National Board of Fire Underwriters and the ADA, in each case, as amended, and any judicial or administrative interpretation thereof, including any judicial order, consent, decree or judgment applicable to Lessee.

     "Applicable Rent Reduction Percentage" means, with respect to any Property, a fraction, the numerator of which shall be the Purchase Price for such Property, and the denominator of which shall be the sum of the Purchase Price for all of the Properties then subject to this Lease, including such Property.

     "Assumed Base Annual Rental Period" means the period commencing on March 1, 2001 and ending on August 31, 2023.

     "Base Annual Rental" means $2,161,057.56, subject to the adjustments provided in Section 5.B.

     "Base Monthly Rental" means an amount equal to 1/12 of the applicable Base Annual Rental.

     "Business Day" means a day on which banks located in Phoenix, Arizona are not required or authorized to remain closed.

     "Code" means the United States Bankruptcy Code, 11 U.S.C. Sec. 101 et seq., as amended.

     "Confidential  Information"  means,  except as  otherwise  contemplated  by
Section 31, (i) the Store Income Statements and (ii) any other proprietary or confidential or nonpublic information relating to Lessee which is provided by Lessee to Lessor or Lender pursuant to Section 8.C, provided that such information is confidential and is stamped "CONFIDENTIAL" by Lessee.

     "CPI" means the Consumer Price Index which is designated for the applicable month of determination as the United States City Average for All Urban Consumers, All Items, Not Seasonally Adjusted, with a base period equaling 100 in 1982-1984, as published by the United States Department of Labor's Bureau of Labor Statistics or any successor agency.

     "CPI Adjusted Rent" means the aggregate amount of Base Annual Rental that would have been paid during the entire Assumed Base Annual Rental Period had the Base Annual Rental on each Adjustment Date been increased over the Base Annual Rental immediately preceding such Adjustment Date by the applicable CPI Increase, provided that, with respect to the period commencing on March 1, 2021 and ending on August 31, 2023, the aggregate amount of Base Annual Rental required to be paid by Lessee under this Lease for such period shall be used.

     "CPI Increase" means the quotient (expressed as a percentage) of (a) the positive difference, if any, between (i) the CPI for the month which is one month prior to the month of the applicable Adjustment Date and (ii) the CPI for the month which is sixty-one months prior to the month of such Adjustment Date (the "Base CPI"), and (b) the Base CPI. In the event the statistics are not available or in the event that publication of the CPI is modified or discontinued in its entirety, the CPI Increase shall be determined on the basis of an index chosen by Lessor as a comparable and recognized index of the purchasing power of the United States consumer dollar published by the United States Department of Labor or other governmental agency. In the event that the CPI contemplated herein is not reported for the months required for the calculation set forth above, the parties agree to utilize the CPI reported for the month(s) nearest preceding the month(s) required for such calculation.

     "De Minimis Amounts" shall mean, with respect to any given level of Hazardous Materials, that level or quantity of Hazardous Materials in any form or combination of forms, the use, storage or release of which does not constitute a violation of, or require regulation or remediation under, any Environmental Laws and is customarily employed in the ordinary course of, or associated with, similar businesses located in the states in which the Properties are located.

     "Default Rate" means 14% per annum or the highest rate permitted by law, whichever is less.

     "Disclosures" has the meaning set forth in Section 8.C.

     "Effective Date" has the meaning set forth in the Preamble.

     "Environmental Insurer" means American International Specialty Lines Insurance Company or such other insurer providing Environmental Policies reasonably acceptable to Lessor. "Environmental Laws" means any present and future federal, state and local laws, statutes, ordinances, rules, regulations and the like, as well as common law, relating to Hazardous Materials and/or the protection of human health or the environment, by reason of a Release or a Threatened Release of Hazardous Materials or relating to liability for or costs of Remediation or prevention of Releases. "Environmental Laws" includes, but is not limited to, the following statutes, as amended, any successor thereto, and any regulations, rulings, orders or decrees promulgated pursuant thereto, and any state or local statutes, ordinances, rules, regulations and the like addressing similar issues: the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Hazardous Materials Transportation Act; the Resource Conservation and Recovery Act (including but not limited to Subtitle I relating to underground storage tanks); the Solid Waste Disposal Act; the Clean Water Act; the Clean Air Act; the Toxic Substances Control Act; the Safe Drinking Water Act; the Occupational Safety and Health Act; the Federal Water Pollution Control Act; the Federal Insecticide, Fungicide and Rodenticide Act; the Endangered Species Act; the National Environmental Policy Act; and the River and Harbors Appropriation Act. "Environmental Laws" also includes, but is not limited to, any present and future federal, state and local laws, statutes, ordinances, rules, regulations and the like, as well as common law: conditioning transfer of property upon a negative declaration or other approval of a Governmental Authority of the environmental condition of the property; requiring notification or disclosure of Releases or other environmental condition of any of the Properties to any Governmental Authority or other person or entity, whether or not in connection with transfer of title to or interest in property; imposing conditions or requirements relating to Hazardous Materials in connection with permits or other authorization for lawful activity; relating to nuisance, trespass or other causes of action related to Hazardous Materials; and relating to wrongful death, personal injury, or property or other damage in connection with the physical condition or use of any of the Properties by reason of the presence of Hazardous Materials in, on, under or above any of the Properties. "Environmental Liens" has the meaning set forth in Section 16.D(ix).

     "Environmental Policies" means the environmental insurance policy or policies, as applicable, issued by Environmental Insurer to Lessor with respect to the Properties, which Environmental Policies shall be in form and substance satisfactory to Lessor in its sole but reasonable discretion.

     "Event of Default" has the meaning set forth in Section 23.

     "Extended Term" means the period subsequent to the expiration of the Primary Term which this Lease is actually in effect.

     "FCCR Period" means the twelve month period of time immediately preceding the date on which Lessee gives written notice to Lessor that Lessee is proposing to substitute a Substitute Property as permitted by Section 57.A.

     "Fiscal Year" means (i) the fifty-two or fifty-three week period, as applicable, ending on the Tuesday closest to May 31 or (ii) such other fiscal year which Lessee may adopt for financial reporting purposes, provided that Lessee gives Lessor sixty (60) days prior written notice thereof.

     "Fixed  Charge  Coverage  Ratio" has the meaning set forth in Section  57.B
(i)(2).

     "Franchise Finance" means Franchise Finance Corporation of America, a Maryland corporation, and its successors and assigns.

     "GAAP"  means  generally  accepted  accounting   principles,   consistently
applied.

     "Governmental Authority" means any governmental authority, agency, department, commission, bureau, board, instrumentality, court or quasi-governmental authority of the United States, the states in which the Properties are located or any political subdivision thereof.

     "Hazardous Materials" means(i) any toxic substance or hazardous waste, substance, solid waste, or related material, orany pollutant or contaminant;
(ii) radon gas, asbestos in any form which is or could become friable, urea formaldehyde foam insulation, transformers or other equipment which contains dielectric fluid containing levels of polychlorinated biphenyls in excess of federal, state or local safety guidelines, whichever are more stringent, or any petroleum product; (iii) any substance, gas, material or chemical which is or may be defined as or included in the definition of "hazardous substances," "toxic substances," "hazardous materials," "hazardous wastes," "regulated substances" or words of similar import under any Environmental Laws; and (iv) any other chemical, material, gas or substance the exposure to or release of which is or may be prohibited, limited or regulated by any Governmental Authority that asserts or may assert jurisdiction over any of the Properties or the operations or activity at any of the Properties, or any chemical, material, gas or substance that does or may pose a hazard to the health and/or safety of the occupants of any of the Properties or the owners and/or occupants of property adjacent to or surrounding any of the Properties. "Indemnified Parties" means Lessor, Environmental Insurer, Remainderman, and Lender and their directors, officers, shareholders, trustees, beneficial owners, partners, members, and any directors, officers, shareholders, trustees, beneficial owners, partners, members of any beneficial owners, partners or members of Lessor, Environmental Insurer, Remainderman or Lender, and all employees, agents, servants, representatives, contractors, subcontractors, affiliates, subsidiaries, participants, successors and assigns of any of the foregoing, including, but not limited to, any successors by merger, consolidation or acquisition of all or a substantial portion of the assets and business of Lessor, Environmental Insurer, Remainderman or Lender, as applicable.

     "Knowledge" or "knowledge" means the actual knowledge of the person.

     "Lease Term" shall have the meaning described in Section 4.

     "Lender" means FFCA [Acquisition] [Finding] Corporation, a Delaware corporation, its successors and assigns, any successor lender in connection with any loan secured by Lessor's interest in any of the Properties, and any servicer of any loan secured by Lessor's interest in any of the Properties, including, without limitation, Franchise Finance Corporation of America, a Maryland corporation. "Lessee Entities" means, collectively, Lessee and all Affiliates of Lessee. "Loan Agreement" means the Loan Agreement dated as of the date of this Lease in effect between Lessor and Lender, as such agreement may be amended from time to time and any and all replacements or substitutions thereof. "Loan Documents" means, collectively, the Loan Agreement, the Notes, the Mortgages and all other documents, instruments and agreements executed in connection therewith or contemplated thereby, all as amended and supplemented and any and all replacements or substitutions thereof. "Losses" means any and all claims, suits, liabilities (including, without limitation, strict liabilities), actions, proceedings, obligations, debts, damages, losses, costs, expenses, diminutions in value, fines, penalties, charges, fees, expenses, judgments, awards, amounts paid in settlement and damages of whatever kind or nature (including, without limitation, attorneys' fees, court costs and other costs of defense). "Maturity Date" means March 1, 2021.

     "Memorandum" means the memorandum of master lease dated as of the date of this Lease between Lessor and Lessee with respect to the Properties. A duplicate original Memorandum will be executed and recorded in the applicable real property records for each Property. Each Memorandum will contain exhibits with the addresses and store identification numbers for all of the Properties and the legal description for the applicable Property.

     "Mortgages" means, collectively, the mortgages, deeds of trust or deeds to secure debt, assignments of rents and leases, security agreements and fixture filings dated as of even date herewith executed by Lessor for the benefit of Lender with respect to the Properties, as such instruments may be amended, restated and/or supplemented from time to time and any and all replacements or substitutions thereof. "Net Income" means, for any period, Lessee's consolidated net income (or loss) determined in accordance with GAAP, but excluding: (a) the income of any Person (other than Lessee and its subsidiaries) in which Lessee or any of its subsidiaries has an ownership interest, unless received by Lessee or its subsidiaries in a cash distribution; (b) any after-tax gains or losses attributable to an asset disposition; and (c) to the extent not included in clauses (a) and (b) immediately above, any after-tax extraordinary, non-cash or non-recurring gains or losses. "Notes" means, collectively, the promissory notes dated as of the date of this Lease executed by Lessor and payable to Lender with respect to the Properties, as such notes may be amended, restated and/or substituted from time to time. "Other Agreements" means, collectively, all agreements and instruments now or hereafter entered into between, among or by
(1) any of the Lessee Entities, and, or for the benefit of, (2) Lessor; provided, however, the term Other Agreements shall not include this Lease and the other Sale-Leaseback Documents. "Participation" means the granting of any participations in any document evidencing loan obligations or any or all servicing rights with respect thereto.

     "Pending Actions" means the legal proceedings described in Lessee's Quarterly Report on Form 10-Q with respect to its fiscal quarter ended November 28, 2000 filed with the United States Securities and Exchange Commission.

     "Permitted Facility" means (i) a Discount Auto Parts store or (ii) such other retail auto parts store or other concept as approved by Lessor and Lender, such approval not to be unreasonably withheld, conditioned or delayed.

     "Permitted Recipients" means, collectively, Lessor, Lender, their respective successors and assigns, the authorized employees, agents and representatives, lenders, purchasers, transferees, assignees, servicers, participants, investors, analysts, attorneys and advisors of Lessor, Lender and their respective successors and assigns, and Governmental Authorities with regulatory authority over Lender and selected rating agencies with a need to know. "Person" means any individual, corporation, partnership, limited liability company, trust, unincorporated organization, Governmental Authority or any other form of entity. "Personalty" means all machinery, appliances, furniture, equipment, trade fixtures and other personal property of Lessee (excluding inventory) from time to time situated on or used in connection with the Properties; provided, however, the term "Personalty" shall not include the HVAC, supply fans, exhaust fans, air ducts, vents, built-in sinks, built-in countertops, plumbing and electrical fixtures, sign poles and lighting poles, all of which items are intended to be fixtures as such term is used within the definition of "Properties". "Prepayment Charges" means, for purposes of this Lease, the lesser of (i) an amount equal to any prepayment premium or charge, yield maintenance payment, or other cost or expense imposed on Lessor by the applicable Lender in connection with the payment of the applicable Note(s) or promissory note(s) prior to the Maturity Date, or (ii) the Yield Maintenance Payment. "Primary Term" means the period commencing on the Effective Date and expiring on August 31, 2023. "Properties" means, collectively, the parcels of real estate described by address, Lessor Number and Unit Number in Exhibit A attached hereto, as the same may be modified from time to time to reflect removed  and  substituted  Properties,  and  legally  described  in Exhibit  A-1 attached hereto, as the same may be modified from time to time to reflect removed and substituted Properties, all rights, privileges and appurtenances associated therewith, and all buildings, structures, fixtures and other improvements now or hereafter located on such real estate (excluding Personalty and inventory).

     "Property" means any one of the Properties.

     "Purchase Price" means, with respect to any Property, the amount of the purchase price corresponding to such Property as set forth on Exhibit A to the Sale-Leaseback Agreement.

     "Reinvestment Rate" means an interest rate equal to 50 basis points above the then current yield of U.S. Treasury securities having a weighted average life to maturity closest to the Maturity Date. "Rejectable Offer" has the meaning set forth in Section 21.B. "Rejectable Purchase Offer" has the meaning set forth in Section 58.A. "Rejectable Substitution Offer" has the meaning set forth in Section 57.A. "Release" means any release, deposit, discharge, emission, leaking, spilling, seeping, migrating, injecting, pumping, pouring, emptying, escaping, dumping, disposing or other movement of Hazardous Materials.

     "Remainderman" means Autopar Remainder I, LLC, a Delaware limited liability company, which owns a remainder interest in the land at the Properties, together with its successors and assigns.

     "Remediation" means any response, remedial, removal, or corrective action, any activity to cleanup, detoxify, decontaminate, contain or otherwise remediate any Hazardous Materials, any actions to prevent, cure or mitigate any Release, any action to comply with any Environmental Laws or with any permits issued pursuant thereto, any inspection, investigation, study, monitoring, assessment, audit, sampling and testing, laboratory or other analysis, or any evaluation relating to any Hazardous Materials. "Sale-Leaseback Agreement" means that certain Sale-Leaseback Agreement dated as of the date hereof between Lessor and Lessee with respect to the Properties.

     "Sale-Leaseback Documents" means the Sale-Leaseback Agreement, this Lease, the Memorandum, the Acknowledgement and all other documents executed in connection therewith or contemplated thereby.

     "Securitization" means one or more sales, dispositions, transfers or assignments by Lender or any Affiliate of Lender to a special purpose corporation, trust or other entity identified by Lender or any Affiliate of Lender of notes evidencing obligations to repay secured or unsecured loans owned by Lender or any Affiliate of Lender (and, to the extent applicable, the subsequent sale, transfer or assignment of such notes to another special purpose corporation, trust or other entity identified by Lender or any Affiliate of Lender), and the issuance of bonds, certificates, notes or other instruments evidencing interests in pools of such loans, whether in connection with a permanent asset securitization or a sale of loans in anticipation of a permanent asset securitization. Each Securitization shall be undertaken in accordance with all requirements which may be imposed by the investors or the rating agencies involved in each such sale, disposition, transfer or assignment or which may be imposed by applicable securities, tax or other laws or regulations, including, without limitation, laws relating to Lender's status as a real estate investment trust.

     "Store Income Statements" means income statements for the business at each of the Properties. "Substitute Property" means one or more parcels of real estate substituted for any of the Properties in accordance with the requirements of Section 57, together with all rights, privileges and appurtenances associated therewith, and all buildings, structures, fixtures and other improvements located thereon. For purposes of clarity, where two or more parcels of real property comprise a Substitute Property, such parcels shall be aggregated and deemed to constitute the Substitute Property for all purposes of this Lease. "Tax Contest Permitted Amount" means (i) prior to March 1, 2011, $25,000, and
(ii) from and after March 1, 2011, $50,000. "Threatened Release" means a substantial likelihood of a Release which requires action to prevent or mitigate damage to the soil, surface waters, groundwaters, land, stream sediments, surface or subsurface strata, ambient air or any other environmental medium comprising or surrounding any of the Properties which may result from such Release. "Title Company" means LandAmerica Financial Group, or such other nationally recognized title insurance company reasonably acceptable to Lessor.

     "Transfer"  means  any  sale,   transfer  or  assignment  of  any  document
evidencing loan obligations, or any or all servicing rights with respect thereto.

     "Yield  Maintenance   Payment"  means  an  amount  equal  to  the  positive
difference between

                  (a) the lesser of (i) the present value, computed at the Reinvestment Rate, of the stream of monthly principal and interest payments in effect under the applicable Note(s) as of the Effective Date from the date of prepayment through the Maturity Date, and (ii) the present value, computed at the Reinvestment Rate, of the stream of monthly principal and interest payments in effect under the applicable Note(s) as of the date of prepayment from the date of prepayment through the Maturity Date, and

                   (b) the outstanding principal balance of such Note(s) as of the date of prepayment;

provided,   however,  if  such  difference  is  a  negative  number,  the  Yield
Maintenance Payment shall be zero.

     2. Demise of Properties. In consideration of the rentals and other sums to be paid by Lessee and of the other terms, covenants and conditions on Lessee's part to be kept and performed, Lessor hereby leases to Lessee, and Lessee hereby takes and hires, the Properties. The Properties are leased to Lessee "AS IS" and "WHERE IS" without representation or warranty by Lessor and subject to the rights of parties in possession, to the existing state of title, any state of facts which an accurate survey or physical inspection might reveal, and all Applicable Regulations now or hereafter in effect. Lessee has examined each of the Properties and title to each of the Properties and has found all of the same satisfactory for all of Lessee's purposes.

     3. Characterization of Lease. A. Lessor and Lessee intend that:

                  (i) this Lease constitutes a single master lease of all, but not less than all, of the Properties and that Lessor and Lessee have executed and delivered this Lease with the understanding that this Lease constitutes a unitary, unseverable instrument pertaining to all, but not less than all, of the Properties, and that neither this Lease nor the duties, obligations or rights of Lessee may be allocated or otherwise divided among the Properties by Lessee;

                  (ii) this Lease is a "true lease" and not a financing lease, capital lease, mortgage, equitable mortgage, deed of trust, trust agreement, security agreement or other financing or trust arrangement, and the economic realities of this Lease are those of a true lease; and

                  (iii) the business relationship created by this Lease and any related documents is solely that of a long-term commercial lease between landlord and tenant and has been entered into by both parties in reliance upon the economic and legal bargains contained herein.

     B. Lessor and Lessee acknowledge and agree that the Lease Term, including any term extensions provided for in this Lease, is less than the remaining economic life of each of the Properties.

     C.  Lessee  and  Lessor  each  waive any claim or  defense  based  upon the characterization of this Lease as anything other than a true lease and irrevocably waive any claim or defense which asserts that this Lease is anything other than a true lease. Lessee and Lessor each covenant and agree that it will not assert that this Lease is anything but a true lease. Lessee and Lessor each stipulate and agree not to challenge the validity, enforceability or characterization of the lease of the Properties as a true lease and further stipulate and agree that nothing contained in this Lease creates or is intended to create a joint venture, partnership (either de jure or de facto), equitable mortgage, trust, financing device or arrangement, security interest or the like. Lessee and Lessor each shall support the intent of the parties that the lease of the Properties pursuant to this Lease is a true lease and does not create a joint venture, partnership (either de jure or de facto), equitable mortgage, trust, financing device or arrangement, security interest or the like, if, and to the extent that, any challenge occurs.

     D. Lessee and Lessor each waive any claim or defense based upon the characterization of this Lease as anything other than a master lease of all of the Properties and irrevocably waive any claim or defense which asserts that this Lease is anything other than a master lease. Lessee and Lessor each covenant and agree that it will not assert that this Lease is anything but a unitary, unseverable instrument pertaining to the lease of all, but not less than all, of the Properties. Lessee and Lessor each stipulate and agree not to challenge the validity, enforceability or characterization of the lease of the Properties as a unitary, unseverable instrument pertaining to the lease of all, but not less than all, of the Properties. Lessee and Lessor each shall take no action or position inconsistent with, and upon the request of the other, shall take such actions as are reasonably necessary to support the intent of the parties that this Lease is a unitary, unseverable instrument pertaining to the lease of all, but not less than all, of the Properties, if, and to the extent that, any challenge occurs.

     E. Lessee represents and warrants to Lessor that (i) the Base Annual Rental is the fair market value for the use of the Properties and was agreed to by Lessor and Lessee on that basis, and (ii) the execution, delivery and performance by Lessee of this Lease does not constitute a transfer of all or any part of the Properties, except for the leasehold interest and rights in and to the Properties created by this Lease.

     F. The expressions of intent, the waivers, the representations and warranties, the covenants, the agreements and the stipulations set forth in this Section are a material inducement to Lessor entering into this Lease.

     4. Lease Term. The Lease Term for all of the Properties shall commence as of the Effective Date and shall expire on August 31, 2023, unless terminated sooner as provided in this Lease and as may be extended for four additional successive periods of five years each as set forth in Section 27 below. The time period during which this Lease shall actually be in effect is referred to herein as the "Lease Term." 5. Rental and Other Payments. A. If the Effective Date is a date other than the first day of the month, Lessee shall pay Lessor on the Effective Date the Base Monthly Rental prorated on the basis of the ratio that the number of days from the Effective Date through the last day in the month containing the Effective Date bears to the number of days in such month. Thereafter, on or before the first day of each succeeding calendar month, Lessee shall pay Lessor in advance the Base Monthly Rental. B. Notwithstanding anything to the contrary contained in this Lease but subject to the last sentence of this
Section 5.B, commencing on the first Adjustment Date and on each Adjustment Date thereafter, the Base Annual Rental shall increase by an amount equal to the product of the then-current Base Annual Rental multiplied by 7.50%, which increase shall be compounded (e.g., the 7.50% increase on the second Adjustment Date shall be computed based on the Base Annual Rental in effect for the month immediately preceding the second Adjustment Date). The increased Base Annual Rental shall constitute the Base Annual Rental due and payable until the next Adjustment Date. Notwithstanding the foregoing, on March 1, 2021, the Base Annual Rental shall be changed to an amount which is 80.49605% of the sum of (x) the Base Annual Rental in effect immediately prior to such date, and (y) the sum of all FCCR Rent Reduction Amounts (as defined in Section 23.A(ix)) and Subject Transfer Rent Reduction Amounts (as defined in Section 26.(4)) paid by Lessee prior to March 1, 2021. C. All sums of money required to be paid by Lessee under this Lease which are not specifically referred to as rent ("Additional Rental") shall be considered rent although not specifically designated as such. Lessor shall have the same remedies for nonpayment of Additional Rental as those provided herein for the nonpayment of Base Annual Rental. D. (i) Lessor hereby agrees that, to the extent that the Aggregate Assumed Base Annual Rental exceeds the CPI-Adjusted Rent, Lessor shall be required to pay Lessee the Aggregate Rent Refund in accordance with the provisions of this Section 5.D. In no event shall Base Annual Rental be deemed reduced as of any Adjustment Date from the Base Annual Rental which would have been payable during the year immediately preceding such Adjustment Date. In addition, if the Aggregate Assumed Base Annual Rental is less than or equal to the aggregate CPI-Adjusted Rent, then no additional amounts shall be payable by Lessee to Lessor and the payments of Base Annual Rental otherwise contemplated by this Lease for the Primary Term shall become the final amounts payable as Base Annual Rental for the Primary Term. Anything contained herein to the contrary notwithstanding, in no event shall Lessor be required to pay the Aggregate Rent Refund in the event of any termination of this Lease resulting from the occurrence of an Event of Default or a rejection of this Lease in a bankruptcy case involving Lessee.

         (ii) Within thirty (30) days after the end of the Primary Term (other than a termination resulting from the occurrence of an Event of Default or a rejection of this Lease in a bankruptcy case involving Lessee), Lessor shall (x) provide Lessee with a statement setting forth Lessor's calculation of the amount of the Aggregate Rent Refund and each CPI Increase used in calculating the Aggregate Rent Refund and (y) pay the Aggregate Rent Refund to Lessee; provided, however, the obligation of Lessor to pay the Aggregate Rent Refund to Lessee shall not excuse or reduce Lessee's obligation to pay any Base Annual Rental or Additional Rental payable in respect of the Primary Term or, except as provided in subsection (iii) below, the Extended Term, or any payment due in respect of any termination of this Lease or as a result of the rejection of this Lease in a bankruptcy case involving Lessee, or any other amount (including, without limitation, indemnification payments or damages) payable hereunder during or with respect to the Primary Term or the Extended Term, and Lessee shall not have any right to set-off the Aggregate Rent Refund or any part thereof against its obligation to pay any such Base Annual Rental, Additional Rental, any payment due in respect of any termination of this Lease or as a result of the rejection of this Lease in a bankruptcy case involving Lessee, or any such other amount, except as provided in subsection (iii) below. If this Lease is terminated as a result of an Event of Default or if this Lease is rejected in a bankruptcy case involving Lessee, or if an Event of Default shall have occurred and be continuing at the expiration of the Primary Term, Lessor may, but shall not be required to, in exercising its rights hereunder, use, apply or retain the whole or any part of the Aggregate Rent Refund for the payment of any rent or other sum (including damages) to which Lessor may be entitled by reason of such Event of Default or rejection.

         (iii) In the event Lessee exercises its option to extend this Lease as set forth in Section 27 below, Lessor may elect to apply the Aggregate Rent Refund, if any, as a credit against the Base Annual Rental first accruing for the Extended Term, until the balance of the Aggregate Rent Refund shall be reduced to zero. Lessor shall evidence its election by giving notice thereof to Lessee no later than the due date of the first installment of rent due in the first Extended Term; provided, however, if Lessor fails to deliver such notice, Lessor shall be deemed to have elected to so credit the Aggregate Rent Refund.

         (iv) Notwithstanding anything contained herein to the contrary, the obligation created by this Section 5.D shall be subordinate in all respects to the loans secured by the Mortgages. Without limiting the generality of the preceding sentence, in the event that Lender succeeds to the interest of Lessor in this Lease whether by a foreclosure of the Mortgages or the delivery to Lender of deeds-in-lieu of foreclosure, the preceding subsections of this
Section 5.D shall be of no force or effect, Lender shall have no obligation to pay Lessee the Aggregate Rent Refund, and Lessee shall have no right to receive a credit for the Aggregate Rent Refund against the Base Annual Rental due for the Extended Term.

     6. Representations and Warranties of Lessor. The representations and warranties of Lessor contained in this Section are being made to induce Lessee to enter into this Lease and Lessee has relied and will continue to rely upon such representations and warranties. Lessor represents and warrants to Lessee as of the Effective Date as follows:

                  A. Organization, Authority and Status of Lessor. (i) Lessor has been duly organized and is validly existing and in good standing under the laws of the State of Delaware. All necessary corporate action has been taken to authorize the execution, delivery and performance by Lessor of this Lease and the other documents, instruments and agreements provided for herein.

                  (ii) The person who has executed this Lease on behalf of Lessor is duly authorized so to do.

                  B. Enforceability. This Lease constitutes the legal, valid and binding obligation of Lessor, enforceable against Lessor in accordance with its terms.

                  C. Litigation. There are no suits, actions, proceedings or investigations pending, or, to the best of its knowledge, threatened against or involving Lessor before any arbitrator or Governmental Authority which might reasonably result in any material adverse change in the contemplated business, condition, worth or operations of Lessor.

                  D. Absence of Breaches or Defaults. Lessor is not in breach or default under any document, instrument or agreement to which Lessor is a party or by which Lessor or the Properties is subject or bound, which breach or default could reasonably be expected to have a material adverse effect on Lessor or any of the Properties. The authorization, execution, delivery and performance of this Lease and the documents, instruments and agreements provided for herein will not result in any breach of or default under any document, instrument or agreement to which Lessor is a party or by which Lessor or any of the Properties is subject or bound, which breach or default could reasonably be expected to have a material adverse effect on Lessor or any of the Properties. The authorization, execution, delivery and performance of this Lease and the documents, instruments and agreements provided for herein will not violate any applicable law, statute, regulation, rule, ordinance, code, rule or order known to Lessor, where such violation would have a material adverse effect on Lessor or any of the Properties.

     7. Representations and Warranties of Lessee. The representations and warranties of Lessee contained in this Section are being made to induce Lessor to enter into this Lease and Lessor has relied, and will continue to rely, upon such representations and warranties. Lessee represents and warrants to Lessor as of the Effective Date as follows: A. Organization, Authority and Status of Lessee. (i) Lessee has been duly organized or formed, is validly existing and of active status under the laws of its state of incorporation or formation and is qualified to do business in (a) each of the states in which the Properties are located and (b) any other state where such qualification is required except where the failure to be so qualified would not have a material adverse effect on Lessee. All necessary corporate action has been taken to authorize the execution, delivery and performance by Lessee of this Lease and of the other documents, instruments and agreements provided for herein. Lessee is not a "foreign corporation", "foreign partnership", "foreign trust", "foreign limited liability company" or "foreign estate", as those terms are defined in the Internal Revenue Code and the regulations promulgated thereunder. Lessee's United States tax identification number is correctly set forth on the signature page of this Lease.

                  (ii) The person who has executed this Lease on behalf of Lessee is duly authorized to do so.

                  B. Enforceability. This Lease constitutes the legal, valid and binding obligation of Lessee, enforceable against Lessee in accordance with its terms.

                  C. Litigation. There are no suits, actions, proceedings or investigations pending, or, to the best of its knowledge, threatened against or involving Lessee or any of the Properties before any arbitrator or Governmental Authority, including, without limitation, the Pending Actions, which might reasonably result in any material adverse change in the contemplated business, condition, worth or operations of Lessee or any of the Properties.

                  D. Absence of Breaches or Defaults. Lessee is not in breach or default under any document, instrument or agreement to which Lessee is a party or by which Lessee, any of the Properties or any of Lessee's property is subject or bound, which breach or default could reasonably be expected to have a material adverse effect on Lessee or any of the Properties. The authorization, execution, delivery and performance of this Lease and the documents, instruments and agreements provided for herein will not result in any breach of or default under any document, instrument or agreement to which Lessee is a party or by which Lessee, any of the Properties or any of Lessee's property is subject or bound which breach or default could reasonably be expected to have a material adverse effect on Lessee or any of the Properties. The authorization, execution, delivery and performance of this Lease and the documents, instruments and agreements provided for herein will not violate any applicable law, statute, regulation, rule, ordinance, code, rule or order where the effect of such violation could reasonably be expected to have a material adverse effect on Lessee or any of the Properties.

                  E. Liabilities of Lessor. Lessee is not liable for any indebtedness for money borrowed by Lessor and has not guaranteed any of the debts or obligations of Lessor.

     8. Covenants. Lessee covenants to Lessor for so long as this Lease is in effect as follows:

     A. Aggregate Fixed Charge Coverage Ratio. Lessee shall maintain an Aggregate Fixed Charge Coverage Ratio at all of the Properties, taken as a whole, of at least 1.25:1, determined as of the last day of each Fiscal Year. For purposes of this Lease, the term "Aggregate Fixed Charge Coverage Ratio"
shall mean with respect to the respective Fiscal Year for which the determination is made, the ratio calculated for such Fiscal Year, each as determined in accordance with GAAP, of (a) the sum of Store Operating Contribution, Depreciation and Amortization, and Operating Lease Expense, less a corporate overhead allocation in an amount equal to 4.5% of Gross Sales Less Returns, to (b) the Operating Lease Expense; provided, however, that, with respect to each of the Properties which are sublet pursuant to Section 26.C and during the period of time in which the applicable sublease is in effect, the amount of rent payable to Lessee under the applicable subleases during the period of determination shall be used for purposes of clause (a) of the ratio for such Properties in lieu of the amount which would otherwise have been determined under clause (a) for such Properties.

         For purposes of this Section, the following terms shall be defined as set forth below:

                  "Depreciation and Amortization" shall mean with respect to all of the Properties the depreciation and amortization accruing during any period of determination with respect to Lessee as determined in accordance with GAAP. The term "Depreciation and Amortization" shall not include Lessor's depreciation and amortization with respect to the Properties or otherwise. "Gross Sales Less Returns" means (i) the sales or other income arising from all business conducted at all of the Properties by Lessee during the period of determination, less (ii) sales tax paid by Lessee in connection with the business conducted at each of the Properties during such period and product returns with respect to such Properties during such period. "Store Operating Contribution" shall mean with respect to the period of determination, the store operating contribution or loss of Lessee allocable to all of the Properties, taken as a whole, computed by taking Gross Sales Less Returns and deducting costs of sales, direct store expenses and Operating Lease Expense. In determining the amount of Store Operating Contribution, (i) adjustments shall be made for nonrecurring gains and losses allocable to the period of determination,
                  (ii) deductions shall be made for, among other things, Depreciation and Amortization, and Operating Lease Expense allocable to the period of determination, and (iii) no deductions shall be made for (x) income taxes or charges equivalent to income taxes allocable to the period of determination, as determined in accordance with GAAP, or (y) corporate overhead expense allocable to the period of determination.

                           "Operating  Lease  Expense"  shall mean the  expenses
                  incurred by Lessee under any operating leases with respect to one or more of the Properties (including this Lease) during the period of determination, as determined in accordance with GAAP.

     B. Nonconsolidation Covenants. (i) Lessee will not assume liability for any indebtedness for money borrowed by Lessor and does not, and will not, guarantee any of the debts or obligations of Lessor. Lessee will not hold itself out as being liable for any obligations or indebtedness of Lessor.

                  (ii) Lessee shall not and shall use its best efforts to cause its affiliates not to hold Lessor out to the public or to any individual creditors as being a unified entity with assets and liabilities in common with Lessee.

                  (iii) Lessee shall conduct its business so as not to mislead others as to the separate identity of Lessor, and particularly will avoid the appearance of conducting business on behalf of Lessor. Without limiting the generality of the foregoing, no oral and written communications of Lessee, including, without limitation, letters, invoices, purchase orders, contracts, statements and loan applications, will be made in the name of Lessor which to the extent that to do otherwise would materially bear upon the maintenance of Lessor's separate identity.

                  (iv) Lessee will not act in Lessor's name.

                  (v) Where necessary and appropriate, Lessee shall disclose the independent business status of Lessor to creditors of Lessee, if any.

                  (vi) The resolutions, agreements and other instruments of Lessee, if any, underlying the transactions described in this Lease will be maintained by Lessee.

                  (vii) All transactions between Lessee and Lessor will be no less fair to each party than they could obtain on an arm's-length basis.

                  (viii) The books, records and accounts of Lessee shall at all times be maintained in a manner permitting the assets and liabilities of Lessor to be easily separated and readily ascertained from those of Lessee.

                  (ix) Lessee will not direct, or otherwise control, the ongoing business decisions of Lessor.

                  (x) Lessee will not file or cause to be filed a voluntary or involuntary petition in bankruptcy on behalf of or against Lessor.

     C. Transfer, Participation and Securitization Covenants. (i) Lessee agrees to cooperate in good faith with Lessor and Lender in connection with any Transfer, Participation and/or Securitization of any of the Notes, Mortgages and/or any of the Loan Documents, or any or all servicing rights with respect thereto, including, without limitation, (x) providing such documents, financial and other data, and other information and materials (the "Disclosures") which would typically be required with respect to Lessee by a purchaser, transferee, assignee, servicer, participant, investor or rating agency involved with respect to such Transfer, Participation and/or Securitization, as applicable; and (y) amending the terms of this Lease to the extent necessary so as to satisfy the requirements of purchasers, transferees, assignees, servicers, participants, investors or selected rating agencies involved in any such Transfer, Participation or Securitization, so long as such amendments would not increase the Base Annual Rental or Additional Rental required to be paid under this Lease or have a material adverse effect upon Lessee, the rights of and obligations on Lessee under this Lease or the transactions contemplated by this Lease. Lessor and Lender shall prepare, at the expense of Lessor and/or Lender, all documents evidencing such amendments, provided that Lessee shall be responsible for the payment of its own attorneys' fees incurred in connection with reviewing and finalizing such documents.

                  (ii) Lessee consents to Lessor and Lender providing the Disclosures, as well as any other information which Lessor and Lender may now have or hereafter acquire with respect to the Properties or the financial condition of Lessee to each purchaser, transferee, assignee, servicer, participant, investor or rating agency involved with respect to such Transfer, Participation and/or Securitization, as applicable. Lessee shall pay its own attorneys' fees and other out-of-pocket expenses incurred in connection with the performance of its obligations under this Section 8.C.

     D. Compliance Certificate. Within 120 days after the end of each fiscal year of Lessee, Lessee shall deliver to Lessor such compliance certificates as Lessor may reasonably require in order to establish that Lessee is in compliance in all material respects with all of the obligations, duties and covenants imposed on Lessee pursuant to this Lease.

     9. Rentals To Be Net to Lessor. The Base Annual Rental payable hereunder shall be net to Lessor, so that this Lease shall yield to Lessor the rentals specified during the Lease Term, and that all costs, expenses and obligations of every kind and nature whatsoever relating to the Properties shall be performed and paid by Lessee.

     10. Taxes and Assessments. Lessee shall pay, prior to the earlier of delinquency or the accrual of interest on the unpaid balance, all taxes and assessments of every type or nature assessed against, imposed upon or arising with respect to Lessor (assuming that the Properties are the only real property owned by Lessor and that Lessor is not engaged in any business other than the ownership, leasing and financing of the Properties and any other matters ancilliary thereto), any of the Properties, this Lease, the rental or other payments due under this Lease or Lessee during the Lease Term which affect in any manner the net return realized by Lessor under this Lease, including, without limitation, the following:

     A. All taxes and assessments upon any of the Properties or any part thereof and upon any Personalty, whether belonging to Lessor or Lessee, or any tax or charge levied in lieu of such taxes and assessments;

     B. All taxes, charges, license fees and or similar fees imposed by reason of the use of any of the Properties by Lessee; and

     C. All excise, transaction, privilege, license, sales, use and other taxes upon the rental or other payments due under this Lease, the leasehold estate of either party or the activities of either party pursuant to this Lease.

     Notwithstanding the foregoing, but without limiting the preceding obligation of Lessee to pay all taxes which are imposed on the rental or other payments due under this Lease, in no event will Lessee be required to pay any net income taxes (i.e., taxes which are determined taking into account deductions for depreciation, interest, taxes and ordinary and necessary business expenses) or franchise taxes of Lessor (unless imposed in lieu of other taxes that would otherwise be the obligation of Lessee under this Lease, including, without limitation, any "gross receipts tax" or any similar tax based upon gross income or receipts of Lessor with respect to this Lease which does not take into account deductions from depreciation, interest, taxes and/or ordinary or necessary business expenses), any transfer taxes of Lessor, or any tax imposed with respect to the sale, exchange or other disposition by Lessor, in whole, of the Properties or Lessor's interest in this Lease (other than transfer or recordation taxes imposed in connection with the transfer of any of the Properties to Lessee, the substitution of a Substitute Property or the termination of this Lease pursuant to the provisions of this Lease).

     All taxing authorities shall be instructed to send all tax and assessment invoices to Lessee and Lessee shall promptly provide Lessor and Lender with copies of all tax and assessment invoices received by Lessee. Upon request, Lessee shall also provide Lessor and Lender with evidence that such invoices were paid in a timely fashion. Lessee may, at its own expense, contest or cause to be contested (in the case of any item involving more than the Tax Contest Permitted Amount, after prior written notice to Lessor), by appropriate legal proceedings conducted in good faith and with due diligence, the amount or validity or application, in whole or in part, of any item specified in this Section or any lien therefor, provided that (i) such proceeding shall suspend the collection thereof from the applicable Properties or any interest therein,
(ii) neither such Properties nor any interest therein would be in any danger of being sold, forfeited or lost by reason of such proceedings, (iii) no Event of Default has occurred, and (iv) Lessee shall have deposited with Lessor adequate reserves for the payment of the taxes, together with all interest and penalties thereon, unless paid in full under protest, or Lessee shall have furnished the security as may be required in the proceeding or as may be reasonably required by Lessor to ensure payment of any contested taxes. So long as an Event of Default shall not have occurred and be continuing, any amount recovered as a result of retroactive tax contests with respect to taxes or assessments payable during the Lease Term shall be paid to and may be retained by Lessee. Lessor shall, at the request of Lessee, execute or join in the execution of any instruments or documents reasonably requested by Lessee in connection with any contest or proceeding contemplated by this Section, but Lessee shall be solely responsible for the payment of all costs and expenses incurred by Lessor or Lessee in connection with such contests and proceedings.

     11. Utilities. Lessee shall contract, in its own name, for and pay when due all charges for the connection and use of water, gas, electricity, telephone, garbage collection, sewer use and other utility services supplied to the Properties during the Lease Term. Under no circumstances shall Lessor be responsible for any interruption of any utility service other than in circumstances where such interruption occurs by virtue of an affirmative action taken by Lessor to effectuate an interruption of such service.

     12. Insurance. Throughout the Lease Term, Lessee shall maintain or cause to be maintained with respect to each of the Properties, at its sole expense, the following types and amounts of insurance (which may be included under a blanket insurance policy if all the other terms hereof are satisfied):

     A. Insurance against loss, damage or destruction by fire and other casualty, including theft, vandalism and malicious mischief, flood (for each of the Properties which is in a location designated by the Federal Emergency Management Administration as a Special Flood Hazard Area), earthquake (for each of the Properties which is in an area subject to destructive earthquakes within recorded history), boiler explosion (for each of the Properties with a boiler), plate glass breakage, sprinkler damage (for each of the Properties which has a sprinkler system), all matters covered by a standard extended coverage endorsement, all matters covered by a special coverage endorsement commonly known as an "all-risk" endorsement and such other risks as Lessor may reasonably require consistent with reasonably prudent business practices for similar types of properties, insuring each of the Properties for not less than 100% of their full insurable replacement cost.

     B. Commercial general liability and property damage insurance, including a products liability clause, covering Lessor, Remainderman and Lessee against bodily injury liability, property damage liability and automobile bodily injury and property damage liability, including without limitation any liability arising out of the ownership, maintenance, repair, condition or operation of the Properties or adjoining ways, streets or sidewalks and, if applicable, insurance covering Lessor, Remainderman and Lessee against liability arising from the sale of liquor, beer or wine on the Properties. Such insurance policy or policies shall contain a broad form contractual liability endorsement under which the insurer agrees to insure Lessee's obligations under Section 19 hereof to the extent insurable, and a "severability of interest" clause or endorsement which precludes the insurer from denying the claim of Lessee, Remainderman or Lessor because of the negligence or other acts of the other, shall be in amounts of not less than $1,000,000.00 per injury and occurrence with respect to any insured liability, whether for personal injury or property damage, or such higher limits as Lessor or Remainderman may reasonably require from time to time, and shall be of form and substance satisfactory to Lessor and Remainderman.

     C. Business income interruption insurance or rental interruption insurance, when applicable, as requested by Lessor, equal to 100% of the Base Annual Rental for a period of not less than 12 months.

     D. State Worker's compensation insurance, or self insurance where permitted by applicable law, in the statutorily mandated limits, employer's liability insurance with limits not less than $500,000 or such greater amount as Lessor or Remainderman may from time to time reasonably require and such other insurance as may be necessary to comply with applicable laws.

     E. Such other insurance as may from time to time be reasonably required by Lessor, Remainderman or Lender consistent with prudent business practices for similar types of properties in order to protect their respective interests with respect to the Properties.

                  All insurance policies shall:

                           (i) Provide for a waiver of subrogation by the insurer as to claims against Lessor, Remainderman, Lender and their respective employees and agents;

                           (ii) Provide that any "no other insurance"  clause in
                  the insurance policy shall exclude any policies of insurance maintained by Lessor, Remainderman or Lender and that the insurance policy shall not be brought into contribution with insurance maintained by Lessor, Remainderman or Lender;

                           (iii)   Contain  a  standard   without   contribution
                  mortgage clause endorsement in favor of Lender and any other party reasonably designated by Lessor;

                           (iv) Provide  that the policy of insurance  shall not
                  be terminated, cancelled or substantially modified without at least thirty (30) days' prior written notice (or ten (10) days' prior written notice in the event of a nonpayment of premium) to Lessor, Remainderman, Lender and to any other party covered by any standard mortgage clause endorsement;

                           (v) Provide that the insurer shall not have the option to restore the applicable Properties if Lessor or Lessee elects to terminate this Lease in accordance with the terms hereof;

                           (vi) Be issued by insurance  companies licensed to do
                  business in the states in which the Properties are located and which are rated A:VI or better by A.M. Best's Insurance Guide or are otherwise approved by Lessor and Remainderman; and

                           (vii) Provide that the insurer shall not deny a claim
                  nor shall the insurance be cancelled, invalidated or suspended by (1) any action, inaction, conduct or negligence of Lessor, Remainderman, Lender or any other party covered by any standard mortgage clause endorsement, Lessee, anyone acting for Lessee or any subtenant or other occupant of any of the Properties, (2) occupancy or use of any of the Properties for purposes more hazardous than permitted by such policies, (3) any foreclosure or other proceedings relating to any of the Properties or change in title to or ownership of any of the Properties, or (4) any breach or violation by Lessee or any other person of any warranties, declarations or conditions contained in such policies or the applications for such policies.

         It is expressly understood and agreed that the foregoing minimum limits of insurance coverage shall not limit the liability of Lessee for its acts or omissions as provided in this Lease. All insurance policies (with the exception of worker's compensation insurance to the extent not available under statutory law), shall designate Lessor, Remainderman and Lender as additional named insureds as their interests may appear and shall be payable as set forth in
Section 21 hereof. All such policies shall be written as primary policies, with deductibles not to exceed 10% of the amount of coverage. Any other policies, including any policy now or hereafter carried by Lessor, Remainderman or Lender, shall serve as excess coverage. Lessee shall procure policies for all insurance for periods of not less than one year and shall provide to Lessor, Remainderman and Lender certificates of insurance or, upon the request of Lessor, Remainderman or Lender, duplicate originals of insurance policies evidencing that insurance satisfying the requirements of this Lease is in effect at all times. In the event of any transfer by Lessor of Lessor's interest in the Properties or any financing or refinancing of Lessor's interest in the Properties, or by Remainderman of Remainderman's interest in the Properties, Lessee shall, upon not less than ten (10) days' prior written notice, deliver to Lessor and Remainderman or any Lender providing such financing or refinancing, as the case may be, certificates of all insurance required to be maintained by Lessee hereunder naming such transferee or such Lender, as the case may be, as an additional named insured to the extent required herein effective as of the date of such transfer, financing or refinancing.

     13. Tax and Insurance Impound. Upon the occurrence of an Event of Default, Lessor may require Lessee to pay to Lessor sums which will provide an impound account (which shall not be deemed a trust fund) for paying up to the next one year of taxes, assessments and/or insurance premiums for each of the Properties. Upon such requirement, Lessor will estimate the amounts needed for such purposes and will notify Lessee to pay the same to Lessor in equal monthly installments, as nearly as practicable, in addition to all other sums due under this Lease. Should additional funds be required at any time, Lessee shall pay the same to Lessor on demand. Lessee shall advise Lessor of all taxes and insurance bills which are due and shall cooperate fully with Lessor in assuring that the same are paid timely. Lessor may deposit all impounded funds in accounts insured by any federal or state agency but may not commingle such funds with other funds and accounts of Lessor. Interest or other gains from such funds, if any, shall be added to the impound account. In the event of any default by Lessee, Lessor may apply all impounded funds (including any interest added to the impound account) against any sums due from Lessee to Lessor. Lessor shall give to Lessee an annual accounting showing all credits and debits to and from such impounded funds received from Lessee.

     14. Payment of Rental and Other Sums. All rental and other sums which Lessee is required to pay hereunder shall be the unconditional obligation of Lessee and shall be payable in full when due without any setoff, abatement, deferment, deduction or counterclaim whatsoever. Upon execution of this Lease, Lessee shall establish arrangements whereby payments of the Base Monthly Rental and impound payments, if any, are transferred by Automated Clearing House Debit directly from Lessee's bank account to such account as Lessor may designate. Any delinquent payment (that is, any payment not made within five calendar days after the date when due) shall, in addition to any other remedy of Lessor, incur a late charge of 5% (which late charge is intended to compensate Lessor for the cost of handling and processing such delinquent payment and should not be considered interest) and bear interest at the Default Rate, such interest to be computed from and including the date such payment was due through and including the date of the payment; provided, however, in no event shall Lessee be obligated to pay a sum of late charge and interest higher than the maximum legal rate then in effect.

     15. Use. Except as set forth below, each of the Properties shall be used solely for the operation of a Permitted Facility in accordance with the standards of operations then in effect on a system-wide basis, and for no other purpose. Lessee shall occupy the Properties promptly following the Effective Date and, except as set forth below and except during periods when any of the Properties is untenantable by reason of fire or other casualty or condemnation (provided, however, during all such periods while any of the Properties is untenantable,  Lessee shall  strictly  comply with the terms and  conditions  of
Section 21 of this Lease), Lessee shall at all times during the Lease Term occupy or sublease in accordance with the terms of Section 26.C each of the Properties and shall diligently conduct its business on each of the Properties as a Permitted Facility or cause any subtenant under a sublease pursuant to the terms of Section 26.C to diligently conduct its business on each of the Properties as a Permitted Facility. Lessee may cease diligent operation of business at any of the Properties for a period not to exceed 180 days and may do so only once with respect to each Property within any five-year period during the Lease Term. If Lessee does discontinue operation as permitted by this Section, Lessee shall (i) give written notice to Lessor within 15 days after Lessee elects to cease operation, (ii) provide adequate protection and maintenance of any such Properties during any period of vacancy, (iii) comply with all Applicable Regulations and otherwise comply with the terms and conditions of this Lease other than the continuous use covenant set forth in this Section, and (iv) pay all costs necessary to restore such Properties to their condition on the day operation of the business ceased at such time as such Properties are reopened for Lessee's business operations or other substituted use approved by Lessor as contemplated below. Notwithstanding anything herein to the contrary, Lessee shall pay the Base Monthly Rental on the first day of each month during any period in which Lessee discontinues operation.

     16. Compliance with Laws, Restrictions, Covenants and Encumbrances.

     A. Lessee's use and occupation of each of the Properties, and the condition thereof, shall, at Lessee's sole cost and expense, comply in all material respects with all Applicable Regulations and all restrictions, covenants and encumbrances of record with respect to each of the Properties. In addition to the other requirements of this Section, Lessee shall, at all times throughout the Lease Term, comply with all Applicable Regulations, including, without limitation, in connection with any maintenance, repairs and replacements of the Properties undertaken by Lessee as required by Section 17 of this Lease.

     B. Lessee will use its reasonable best efforts to not permit any act or condition to exist on or about any of the Properties (excluding acts committed by third parties not within the control of Lessee) which will increase any insurance rate thereon, except when such acts are required in the normal course of its business and Lessee shall pay for such increase.

     C. Without limiting the generality of the other provisions of this Section, Lessee agrees that it shall be responsible for ensuring that the Properties comply in all material respects with the Americans with Disabilities Act of 1990, as such act may be amended from time to time, and all regulations promulgated thereunder (collectively, the "ADA"), as it affects the Properties. Lessee further agrees that any and all alterations made to the Properties during the Lease Term will comply with the requirements of the ADA. All plans for alterations which must be submitted to Lessor under the provisions of Section 18 must include a statement from a licensed architect or engineer certifying that they have reviewed the plans, and that the plans comply in all material respects with all applicable requirements of the ADA. Any subsequent approval or consent to the plans by Lessor shall not be deemed to be a representation of Lessor's part that the plans comply in all material respects with the requirements of the ADA, which obligation shall remain with Lessee. Lessee agrees that it will defend, indemnify and hold harmless the Indemnified Parties from and against any and all Losses caused by, incurred or resulting from Lessee's failure to comply in any respect (whether material or immaterial) with the ADA.

     D. Lessee represents and warrants to Lessor and Environmental Insurer as follows:

                  (i) To the knowledge of the officers of Lessee, none of the Properties nor Lessee, in connection with its occupancy, use or operation of the Properties, are in violation of, or subject to, any pending or threatened investigation or inquiry by any Governmental Authority or to any remedial obligations under any present Environmental Laws that could reasonably be expected to have a material adverse effect on Lessee, Lessor or any of the Properties, and this representation and warranty would continue to be true and correct following disclosure to the applicable Governmental Authorities of all relevant facts, conditions and circumstances, if any, pertaining to the Properties.

                  (ii) To the knowledge of the officers of Lessee, all permits, licenses or similar authorizations to construct, occupy, operate or use any buildings, improvements, fixtures and equipment forming a part of any of the Properties required to be obtained by reason of any present Environmental Laws have been obtained, except for such permits, licenses or authorizations the failure of which to obtain could not reasonably be expected to have a material adverse effect on Lessee, Lessor or any of the Properties.

                  (iii) To the knowledge of the officers of Lessee, no Hazardous Materials have been used, handled, manufactured, generated, produced, stored, treated, processed, transferred, disposed of or otherwise Released in, on, under, from or about any of the Properties, except in De Minimis Amounts or in compliance with present Environmental Laws.

                  (iv)  To  the  knowledge  of  the  officers  of  Lessee,   the
         Properties do not contain Hazardous Materials, other than in De Minimis Amounts or in compliance with present Environmental Laws, or underground storage tanks.

                  (v) To the knowledge of the officers of Lessee, there is no threat of any Release migrating to any of the Properties.

                  (vi) To the knowledge of the officers of Lessee, there is no past or present non-compliance with present Environmental Laws, or with permits issued pursuant thereto, in connection with any of the Properties, except such non-compliance which could not reasonably be expected to have a material adverse effect on Lessee, Lessor or any of the Properties.

                  (vii) To the knowledge of the officers of Lessee, Lessee has not received any written notice from any Governmental Authority relating to Hazardous Materials or Remediation thereof, of possible liability of any person or entity pursuant to any present Environmental Law, other environmental conditions in connection with any of the Properties, or any actual or potential administrative or judicial proceedings in connection with any of the foregoing, which has not been remedied in compliance with present Environmental Laws.

                  (viii) Lessee has truthfully and fully provided to Lessor, in writing, any and all information relating to environmental conditions in, on, under or from the Properties that is known to the officers of Lessee and that is contained in Lessee's files and records, including but not limited to any environmental investigations relating to Hazardous Materials in, on, under or from any of the Properties.

                  (ix) To the knowledge of the officers of Lessee, (A) all uses and operations on or of the Properties, whether by Lessee or any other person or entity, have been in compliance with all present Environmental Laws and permits issued pursuant thereto except for such non-compliance which could not reasonably be expected to have a material adverse effect on Lessee, Lessor or any of the Properties, (B) there have been no Releases in, on, under or from any of the Properties, except in De Minimis Amounts or in compliance with present Environmental Laws, (C) there are no Hazardous Materials in, on, or under any of the Properties, except in De Minimis Amounts or in compliance with present Environmental Laws and (D) the Properties have been kept free and clear of all liens and other encumbrances imposed pursuant to any present Environmental Law (the "Environmental Liens"). Lessee has not allowed any tenant or other user of any of the Properties to do any act on any of the Properties that materially increased the dangers to human health or the environment, posed an unreasonable risk of harm to any person or entity (whether on or off the Properties), materially impaired the value of any of the Properties, is contrary in any material respect to any requirement of any insurer, constituted a public or private nuisance, constituted waste, or violated any material covenant, condition, agreement or easement applicable to any of the Properties.

     E. Lessee covenants to Lessor and Environmental Insurer during the Lease Term that: (i) the Properties shall not be in violation of or subject to any investigation or inquiry by any Governmental Authority or to any remedial obligations under any Environmental Laws, except for such violations or investigations or inquiries which relate to Hazardous Materials in De Minimis Amounts, and if any such investigation or inquiry is initiated, Lessee shall promptly  notify  Lessor;  (ii)  all uses  and  operations  on or of each of the
Properties, whether by Lessee or any other person or entity, shall be in compliance with all applicable Environmental Laws and permits issued pursuant thereto; (iii) there shall be no Releases in, on, under or from any of the Properties, except in De Minimis Amounts or that do not violate any Environmental Laws; (iv) there shall be no Hazardous Materials in, on, or under any of the Properties, except in De Minimis Amounts or that do not violate any Environmental Laws; (v) Lessee shall keep each of the Properties free and clear of all Environmental Liens, whether due to any act or omission of Lessee or any other person or entity; (vi) Lessee shall, at its sole cost and expense, fully and expeditiously cooperate in all activities pursuant to subsection F below, including but not limited to providing all relevant information and making knowledgeable persons available for interviews; (vii) in the event that Lessor notifies Lessee that it has knowledge of a Release or a Threatened Release at any of the Properties or has a reasonable basis to believe that a material violation of Environmental Laws at any of the Properties may have occurred, Lessee shall, at its sole cost and expense, perform any environmental site assessment or other investigation of environmental conditions in connection with any of the Properties as may be reasonably requested by Lessor (including but not limited to sampling, testing and analysis of soil, water, air, building materials and other materials and substances whether solid, liquid or gas), and share with Lessor and Environmental Insurer the reports and other results thereof, and Lessor, Environmental Insurer and the other Indemnified Parties shall be entitled to rely on such reports and other results thereof; (viii) Lessee shall, at its sole cost and expense, comply with all reasonable written requests of Lessor to (1) reasonably effectuate Remediation of any condition (including but not limited to a Release) in, on, under or from any of the Properties; (2) comply with any Environmental Law; (3) comply with any applicable directive from any Governmental Authority; and (4) take any other reasonable action necessary or appropriate for protection of human health or the environment; (ix) Lessee shall not do or allow any tenant or other user of any of the Properties to do any act that materially increases the dangers to human health or the environment, poses an unreasonable risk of harm to any person or entity (whether on or off any of the Properties), impairs or may impair the value of any of the Properties, is contrary to any requirement of any insurer, constitutes a public or private nuisance, constitutes waste, or violates any covenant, condition, agreement or easement applicable to any of the Properties, in each case which could reasonably be expected to have a material adverse effect on Lessee, Lessor or any of the Properties; and (x) Lessee shall, upon obtaining such information, promptly notify Lessor in writing of (A) any presence of Releases or Threatened Releases in, on, under, from or migrating towards any of the Properties in violation of any applicable Environmental Laws;
(B) any non-compliance with any Environmental Laws related in any way to any of the Properties; (C) any Environmental Lien; (D) any required Remediation of environmental conditions relating to any of the Properties; and (E) any written notice of which any officer of Lessee becomes aware from any Governmental Authority relating in any way to liability of any person or entity pursuant to any Environmental Law, or any administrative or judicial proceedings commenced or overtly threatened in connection with any alleged violation of Environmental Laws.

     F. Lessor, Lender, Environmental Insurer and any other person or entity designated by Lessor, including but not limited to any receiver, any representative of a Governmental Authority, and any environmental consultant, shall have the right, but not the obligation, to enter upon the Properties at all reasonable times (including, without limitation, in connection with any Securitization, Participation or Transfer or in connection with a proposed sale or conveyance of any of the Properties or a proposed financing or refinancing secured by any of the Properties or in connection with the exercise of any remedies set forth in this Lease, the Mortgages or the other Loan Documents, as applicable) to assess any and all aspects of the environmental condition of the Properties and its use, including but not limited to conducting any environmental assessment or audit (the scope of which shall be determined in the sole and absolute discretion of the party conducting the assessment) and taking samples of soil, groundwater or other water, air, or building materials, and conducting other invasive testing; provided, however, that any such persons
(except in emergencies) shall use reasonable efforts to undertake any such assessments or investigations so as to minimize the impact on Lessee's business operations at the Properties. Lessee shall cooperate with and provide access to Lessor, Lender, Environmental Insurer and any other person or entity designated by Lessor. Any such assessment and investigation shall be at Lessor's sole cost and expense unless at the time of any such assessment or investigation Lessor has knowledge of a Release or a Threatened Release at any of the Properties or has a reasonable basis to believe that a material violation of Environmental Laws at any of the Properties may have occurred or an Event of Default has occurred and is continuing, in which case Lessee shall be responsible for the cost of any such assessment or investigation.

     G. Lessee shall, at its sole cost and expense, protect, defend, indemnify, release and hold harmless each of the Indemnified Parties for, from and against any and all Losses (excluding Losses suffered by an Indemnified Party directly arising out of such Indemnified Party's gross negligence or willful misconduct; provided, however, that the term "gross negligence" shall not include gross negligence imputed as a matter of law to any of the Indemnified Parties solely by reason of the Lessor's interest in any of the Properties or Lessor's failure to act in respect of matters which are or were the obligation of Lessee under this Lease) and costs of Remediation (whether or not performed voluntarily), engineers' fees, environmental consultants' fees, and costs of investigation (including but not limited to sampling, testing, and analysis of soil, water, air, building materials and other materials and substances whether solid, liquid or gas) imposed upon or incurred by or asserted against any Indemnified Parties, and directly or indirectly arising out of or in any way relating to any one or more of the following: (i) any presence of any Hazardous Materials in, on, above, or under any of the Properties; (ii) any past or present Release or Threatened Release in, on, above, under or from any of the Properties; (iii) any activity by Lessee, any person or entity affiliated with Lessee or any other tenant or other user of any of the Properties in connection with any actual, proposed or threatened use, treatment, storage, holding, existence, disposition or other Release, generation, production, manufacturing, processing, refining, control, management, abatement, removal, handling, transfer or transportation to or from any of the Properties of any Hazardous Materials at any time located in, under, on or above any of the Properties; (iv) any activity by Lessee, any person or entity affiliated with Lessee or any other tenant or other user of any of the Properties in connection with any actual or proposed Remediation of any Hazardous Materials at any time located in, under, on or above any of the Properties, whether or not such Remediation is voluntary or pursuant to court or administrative order, including but not limited to any removal, remedial or corrective action; (v) any past, present or threatened non-compliance or violations of any Environmental Laws (or permits issued pursuant to any Environmental Law) in connection with any of the Properties or operations thereon, including but not limited to any failure by Lessee, any person or entity affiliated with Lessee or any other tenant or other user of any of the Properties to comply with any order of any Governmental Authority in connection with any Environmental Laws; (vi) the imposition, recording or filing or the threatened imposition, recording or filing of any Environmental Lien encumbering any of the Properties; (vii) any administrative processes or proceedings or judicial proceedings in any way connected with any matter addressed in this Section; (viii) any past, present or threatened injury to, destruction of or loss of natural resources in any way connected with any of the Properties, including but not limited to costs to investigate and assess such injury, destruction or loss; (ix) any acts of Lessee, any person or entity affiliated with Lessee or any other tenant or user of any of the Properties in arranging for disposal or treatment, or arranging with a transporter for transport for disposal or treatment, of Hazardous Materials owned or possessed by Lessee, any person or entity affiliated with Lessee or any other tenant or user of any of the Properties, at any facility or incineration vessel owned or operated by another person or entity and containing such or similar Hazardous Materials; (x) any acts of Lessee, any person or entity affiliated with Lessee or any other tenant or user of any of the Properties, in accepting any Hazardous Materials for transport to disposal or treatment facilities, incineration vessels or sites selected by Lessee, any person or entity affiliated with Lessee or any other tenant or user of any of the Properties, from which there is a Release, or a Threatened Release of any Hazardous Materials which causes the incurrence of costs for Remediation; (xi) any personal injury, wrongful death, or property damage arising under any statutory or common law or tort law theory, including but not limited to damages assessed for the maintenance of a private or public nuisance or for the conducting of an abnormally dangerous activity on or near any of the Properties; and (xii) any misrepresentation or inaccuracy in any representation or warranty or material breach or failure to perform any covenants or other obligations pursuant to this Section.

     H. The obligations of Lessee and the rights and remedies of the Indemnified Parties under the foregoing subsections D through G shall survive the termination, expiration and/or release of this Lease with respect to matters arising or occurring prior to or during the Lease Term.

     17. Condition of Properties; Maintenance. Lessee, at its own expense, will maintain all parts of each of the Properties in good repair and sound condition, except for ordinary wear and tear, and will take all action and will make all structural and non-structural, foreseen and unforeseen and ordinary and extraordinary changes and repairs or replacements which may be required to keep all parts of each of the Properties in good repair and sound condition, ordinary wear and tear excepted. Lessee waives any right to (i) require Lessor to maintain, repair or rebuild all or any part of any of the Properties or (ii) make repairs at the expense of Lessor, pursuant to any Applicable Regulations at any time in effect except in each case for those necessitated by affirmative acts of Lessor or its agents which constitute gross negligence or intentional misconduct.

     18. Waste; Alterations and Improvements. Lessee shall not commit actual or constructive waste upon any of the Properties. Without the prior written consent of Lessor, which consent shall not be unreasonably withheld, conditioned or delayed (it being understood and agreed that to the extent Lessor is required to obtain the approval of Lender with respect to any such alterations, Lessor shall in no event be deemed to have unreasonably withheld Lessor's approval thereof if Lender shall not have given its approval if required), Lessee shall not (a) make any additions to or alter the structural elements of the improvements at any of the Properties or the load-bearing walls, roof, foundation or "footprint" of any building located at any of the Properties, (b) alter any material part of any building system of any of the Properties in any manner, other than replacements of parts of any building system with parts of like kind and of equal or greater value, or (c) make any other change or related series of other changes to any Property that is estimated to cost in excess of $100,000 (any of (a), (b) or (c) being hereinafter referred to as a "Material Alteration" and any alteration that does not constitute a Material Alteration is hereinafter referred to as a "Non-Material Alteration"). Lessee may undertake a Non-Material Alteration to any Property without first notifying Lessor. If Lessor's consent is required hereunder and Lessor consents to the making of any such alterations, the same shall be made according to plans and specifications approved by Lessor and subject to such other conditions as Lessor shall require. All alterations shall be made by Lessee at Lessee's sole expense by licensed contractors and in accordance with all applicable laws governing such alterations. Any work at any time commenced by Lessee on any of the Properties shall be prosecuted diligently to completion, shall be of good workmanship and materials and shall comply fully with all the terms of this Lease. Upon completion of any Material Alteration, Lessee shall promptly provide Lessor with (i) evidence of full payment to all laborers and materialmen contributing to the alterations, (ii) an architect's certificate certifying the alterations to have been completed in conformity with the plans and specifications, (iii) a certificate of occupancy (if the alterations are of such a nature as would require the issuance of a certificate of occupancy), and (iv) any other documents or information reasonably requested by Lessor. Upon completion of any Non-Material Alteration for which a permit was issued, Lessee shall promptly provide Lessor with a copy of such permit and evidence that the Governmental Authority which issued the permit has signed off on the work done pursuant to such permit (to the extent such sign off is required by Applicable Regulations). Any addition to or alteration of any of the Properties shall automatically be deemed a part of the Properties and belong to Lessor, and Lessee shall execute and deliver to Lessor such instruments as Lessor may require to evidence the ownership by Lessor of such addition or alteration. Lessee shall execute and file or record, as appropriate, a "Notice of Non-Responsibility," or any equivalent notice permitted under applicable law in the states where the applicable Properties are located.

     19.  Indemnification.  Lessee  shall  indemnify,  protect,  defend and hold harmless each of the Indemnified Parties from and against any and all Losses (excluding Losses suffered by an Indemnified Party arising out of the gross negligence or willful misconduct of such Indemnified Party; provided, however, that the term "gross negligence" shall not include gross negligence imputed as a matter of law to any of the Indemnified Parties solely by reason of the Lessor's interest in any of the Properties or Lessor's failure to act in respect of matters which are or were the obligation of Lessee under this Lease) caused by, incurred or resulting from Lessee's operations of or relating in any manner to any of the Properties, whether relating to their original design or construction, latent defects, alteration, maintenance, use by Lessee or any person thereon, supervision or otherwise, or from any breach of, default under, or failure to perform, any term or provision of this Lease by Lessee, its officers, employees, agents or other persons, or to which any Indemnified Party is subject because of Lessor's or Remainderman's interest in any of the Properties, including, without limitation, Losses arising from (1) any accident, injury to or death of any person or loss of or damage to property occurring in, on or about any of the Properties or portion thereof or on the adjoining sidewalks, curbs, parking areas, streets or ways, (2) any use, non-use or condition in, on or about, or possession, alteration, repair, operation, maintenance or management of, any of the Properties or any portion thereof or on the adjoining sidewalks, curbs, parking areas, streets or ways, (3) any representation or warranty made herein by Lessee, in any certificate delivered in connection herewith or in any other agreement to which Lessee is a party or pursuant thereto being false or misleading in any material respect as of the date of such representation or warranty was made, (4) performance of any labor or services or the furnishing of any materials or other property in respect to any of the Properties or any portion thereof, (5) any taxes, assessments or other charges which Lessee is required to pay under Section 10, (6) any lien, encumbrance or claim arising on or against any of the Properties or any portion thereof under any Applicable Regulation or otherwise which Lessee is obligated hereunder to remove and discharge, or the failure to comply in any respect (whether material or immaterial) with any Applicable Regulation, (7) the claims of any invitees, patrons, licensees or subtenants of all or any portion of any of the Properties or any Person acting through or under Lessee or otherwise acting under or as a consequence of this Lease or any sublease, (8) any act or omission of Lessee or its agents, contractors, licensees, subtenants or invitees, and (9) any contest referred to in Section 10. It is expressly understood and agreed that Lessee's obligations under this Section shall survive the expiration or earlier termination of this Lease for any reason with respect to matters arising or occurring prior to or during the Lease Term.

     20. Quiet Enjoyment. So long as Lessee shall pay the rental and other sums herein provided and no Event of Default shall have occurred and be continuing, Lessee shall have, subject and subordinate to Lessor's rights herein, the right to the peaceful and quiet occupancy of the Properties. Notwithstanding the foregoing, however, in no event shall Lessee be entitled to bring any action against Lessor to enforce its rights hereunder if an Event of Default shall have occurred and be continuing.

     21. Condemnation or Destruction. A. In the event of a taking of all or any part of any of the Properties for any public or quasi-public purpose by any lawful power or authority by exercise of the right of condemnation or eminent domain or by agreement between Lessor, Lessee and those authorized to exercise such right ("Taking") or the commencement of any proceedings or negotiations which might result in a Taking or any damage to or destruction of any of the Properties or any part thereof as a result of a fire or other casualty (a "Casualty"), Lessee will promptly give written notice thereof to Lessor, generally describing the nature and extent of such Taking, proceedings, negotiations or Casualty and including copies of any documents or notices received in connection therewith. Thereafter, Lessee shall promptly send Lessor copies of all material correspondence and pleadings relating to any such Taking, proceedings, negotiations or Casualty. During all periods of time following a Casualty, Lessee shall ensure that the subject Property is secure and does not pose any substantial risk of material harm to adjoining property owners or occupants or third-parties.

     B. Except as set forth below, in the event of (i) a Taking of the whole of any of the Properties, other than for temporary use, (ii) a Taking of substantially all of any of the Properties (other than for temporary use) that results in Lessee making a good faith determination that the restoration and continued use of the remainder of such Property as a Permitted Facility would be uneconomic (each of (i) and (ii), a "Total Taking"), or (iii) a Casualty of substantially all of any of the Properties that results in Lessee making a good faith determination that the restoration and continued use of such Property as a Permitted Facility would be uneconomic (a "Total Casualty"), Lessor shall be entitled to receive the entire award, insurance proceeds or payment in connection therewith without deduction for any estate vested in Lessee by this Lease. Lessee hereby expressly assigns to Lessor all of its right, title and interest in and to every such award, insurance proceeds or payment and agrees that Lessee shall not be entitled to any award, insurance proceeds or payment for the value of Lessee's leasehold interest in this Lease. Lessee shall be entitled to claim and receive any award or payment from the condemning authority expressly granted for the taking of Personalty, the interruption of its business, lost business and moving expenses, but only if such claim or award does not materially and adversely affect or interfere with the prosecution of Lessor's claim for the Total Taking or otherwise materially reduce the amount recoverable by Lessor for the Total Taking. Lessee shall be entitled to claim and receive any insurance proceeds with respect to the Personalty, the interruption of its business, lost business and moving expenses, but only if such claim or proceeds does not materially and adversely affect or interfere with the prosecution of Lessor's claim for the Total Casualty or otherwise materially reduce the amount recoverable by Lessor for the Total Casualty. In the event of a Total Taking or Total Casualty, Lessee shall have the right to terminate this Lease with respect to the applicable Property by notice (the "Termination Notice") given to Lessor not later than 30 days after the Total Taking or Total Casualty, as applicable. The Termination Notice must: (i)
specify a date on which this Lease with respect to such Property shall terminate, which date shall be the last day of a calendar month occurring not earlier than 120 days and not later than 150 days after the delivery of such notice (the "Early Termination Date"); (ii) contain a certificate executed by the president, chief financial officer or treasurer of Lessee which (X) describes the Total Taking or Total Casualty, (Y) represents and warrants that either the whole of such Property has been taken, or that substantially all of such Property has been taken and Lessee has determined in good faith that the restoration and continued use of the remainder of such Property as a Permitted Facility would be uneconomic, or that substantially all of such Property has been damaged or destroyed and Lessee has determined in good faith that the restoration and continued use of such Property as a Permitted Facility would be uneconomic, and (Z) contains a covenant by Lessee that neither Lessee or any Affiliate of Lessee will use such Property for a period of 2 years following the Early Termination Date; and (iii) if the Early Termination Date shall occur prior to the commencement of any extension options which may be exercised pursuant to Section 27, contain either (X) an irrevocable rejectable written offer (the "Rejectable Offer") of Lessee to purchase Lessor's interest in such Property and in the net award for such Total Taking or net insurance proceeds for such Total Casualty, as applicable, after deducting all reasonable costs, fees and expenses incident to the collection thereof, including all costs and expenses reasonably incurred by Lessor and Lender in connection therewith (the "Net Award") on the Early Termination Date for a purchase price equal to the Stipulated Loss Value (as defined below) for such Property, or (Y) a Rejectable Substitution Offer to substitute a Substitute Property satisfying the applicable requirements of Section 57.A for such Property and Lessor's interest in the Net Award. As used herein, the term "Stipulated Loss Value" shall mean the sum of
(a) the product of the percentage specified on Schedule I attached hereto which corresponds to the Early Termination Date multiplied by the Purchase Price for such Property, plus (b) all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease, plus (c) in the event of a Total Casualty only, the Prepayment Charge corresponding to such Property. In the event of a termination of this Lease with respect to a Property pursuant to this Section 21.B which does not involve the acceptance (or deemed acceptance) of a Rejectable Substitution Offer, the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the Applicable Rent Reduction Percentage for such Property, and (y) the Base Annual Rental then in effect. If the Early Termination Date shall occur prior to the commencement of any extension options which may be exercised pursuant to Section 27, Lessor shall have 90 days from the delivery of the Termination Notice to deliver to Lessee written notice of its election to either accept or reject any Rejectable Offer or Rejectable Substitution Offer contained in the Termination Notice. Lessor's failure to deliver such notice within such time period shall be deemed to constitute Lessor's acceptance of the applicable Rejectable Offer or Rejectable Substitution Offer. If the Mortgage corresponding to such Property is still outstanding, any rejection of the Rejectable Offer or Rejectable Substitution Offer by Lessor shall not be effective unless it is consented to in writing by the Lender and such written consent is delivered to Lessee within such 90-day period. If Lessor accepts the Rejectable Offer or is deemed to have accepted the Rejectable Offer or if, while the Mortgage corresponding to such Property is still outstanding, any rejection of the Rejectable Offer by Lessor is not consented to in writing by the Lender, then, on the Early Termination Date, Lessor shall sell and convey, and Lessee shall purchase for the purchase price described above, Lessor's interest in such Property and the Net Award. Lessee's obligations under this Lease with respect to such Property shall not be terminated until the applicable Stipulated Loss Value is paid in full. Upon such payment, (i) Lessor shall convey such Property to Lessee "as-is" by special warranty deed, subject to all matters of record (except for the Mortgage corresponding to such Property and any other consensual liens granted by Lessor other than those granted by Lessor at the request of Lessee), and without representation or warranty (except as otherwise contained in the special warranty deed), and (ii) all obligations of either party hereunder with respect to such Property shall cease as of the Early Termination Date, provided, however, Lessee's obligations to the Indemnified Parties under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the Early Termination Date shall survive the termination of this Lease with respect to such Property. This Lease shall, however, continue in full force and effect with respect to all other Properties. If Lessor accepts the Rejectable Substitution Offer or is deemed to have accepted the Rejectable Substitution Offer or if, while the Mortgage corresponding to such Property is still outstanding, any rejection of the Rejectable Substitution Offer by Lessor is not consented to in writing by the Lender, then, on the Early Termination Date, Lessee shall complete such substitution, subject, however, to the satisfaction of each of the applicable terms and conditions set forth in Section 57. Upon such substitution (i) Lessee shall be entitled to claim and receive the Net Award and (ii) all obligations of either party hereunder with respect to the Property being replaced shall cease as of the Early Termination Date, provided, however, Lessee's obligations to the Indemnified Parties under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the Early Termination Date shall survive the termination of this Lease with respect to such Property. This Lease shall, however, continue in full force and effect with respect to all other Properties. Lessee shall be solely responsible for the payment of all costs and expenses incurred in connection with the conveyance of a Property to Lessee pursuant to this Section 21, including, without limitation, to the extent applicable, the cost of title insurance, survey charges, stamp taxes, mortgage taxes, transfer fees, escrow and recording fees, Lessee's attorneys' fees and the reasonable attorneys' fees and expenses of counsel to Lessor and Lender, taxes, if any, imposed on the Lessee in connection with the transfer of a Property to Lessee or the termination of this Lease with respect to a Property pursuant to the provisions of this Section 21, and, if the conveyance is in connection with the acceptance (or deemed acceptance) of a Rejectable Substitution Offer, income taxes, if any, imposed on Lessor as a result of such conveyance. If Lessor rejects the Rejectable Offer or Rejectable Substitution Offer and, as long as the Mortgage corresponding to the Property subject to such Rejectable Offer or Rejectable Substitution Offer is still outstanding, such rejection is consented to in writing by Lender (and such written consent delivered to Lessee within the applicable 90-day period), or if the Early Termination Date shall occur after the commencement of any extension options exercised pursuant to Section 27, then (i) the Net Award shall be paid to and belong to Lessor, (ii) on the Early Termination Date, Lessee shall pay to Lessor all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease, and (iii) all obligations of either party hereunder shall cease as of the Early Termination Date with respect to the applicable Property including the termination of the obligation to pay rent with respect to such Property for the period from and after the Early Termination Date, provided, however, Lessee's obligations to the Indemnified Parties with respect to such Property under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the Early Termination Date shall survive the termination of this Lease. This Lease shall, however, continue in full force and effect with respect to all other Properties.

     C. In the event of a Taking of all or any part of any of the Properties for a temporary use ("Temporary Taking"), this Lease shall remain in full force and effect without any reduction of Base Annual Rental, Additional Rental or any other sum payable hereunder. Except as provided below, Lessee shall be entitled to the entire award for a Temporary Taking, whether paid by damages, rent or otherwise, unless the period of occupation and use by the condemning authorities shall extend beyond the date of expiration of this Lease, in which case the award made for such Taking shall be apportioned between Lessor and Lessee as of the date of such expiration. At the termination of any such Temporary Taking, Lessee will, at its own cost and expense and pursuant to the terms of Section 18 above, promptly commence and complete the restoration of the Property affected by such Temporary Taking; provided, however, Lessee shall not be required to restore such Property if the Lease Term shall expire prior to, or within one year after, the date of termination of such Temporary Taking, and in such event Lessor shall be entitled to recover the entire award arising out of the failure of the condemning authority to repair and restore such Property at the expiration of the Temporary Taking.

     D. In the event of a Taking which is not a Total Taking or a Temporary Taking ("Partial Taking") or of a Casualty which is not a Total Casualty (a "Partial Casualty") where the aggregate of the awards, compensation and damages is $100,000 or less and no Event of Default has occurred and is continuing, this Lease shall continue with respect to the Property affected without any reduction of Base Annual Rental, Additional Rental or any other sum payable hereunder, all such awards, compensation or damages shall be paid to and/or retained by Lessee and Lessee shall promptly commence and diligently prosecute restoration of such Property to the same condition, as nearly as practicable, as prior to such Partial Taking or Partial Casualty as approved by Lessor. In the event of a Taking which is a Partial Taking or a Casualty which is a Partial Casualty where the aggregate of the awards, compensation and damages is greater than $100,000 or where an Event of Default has occurred and is continuing, all awards, compensation or damages shall be paid to Lessor, and Lessor shall have the option to (i) terminate this Lease with respect to the Property affected, provided that, as long as the Mortgage corresponding to the applicable Property is still outstanding, Lessor shall have obtained Lender's prior written consent, by notifying Lessee within 60 days after Lessee gives Lessor notice of such Partial Casualty or that title has vested in the taking authority which election shall be evidenced by a notice from Lessor to Lessee specifying that Lessor is electing to terminate and that Lessee has the right to elect to continue this Lease with respect to such Property or (ii) continue this Lease in effect with respect to the Property affected, which election may be evidenced by either a notice from Lessor to Lessee specifying that Lessor is electing to continue this Lease in effect with respect to the Property affected or Lessor's failure to notify Lessee that Lessor has elected to terminate this Lease with respect to such Property within such 60-day period. Lessee shall have a period of 60 days after receipt of Lessor's notice that it has elected to terminate this Lease with respect to such Property during which to elect to continue this Lease with respect to such Property on the terms herein provided. If Lessor elects to terminate this Lease with respect to such Property and Lessee does not elect to continue this Lease with respect to such Property or shall fail during such 60-day period to notify Lessor of Lessee's intent to continue this Lease with respect to such Property, then this Lease shall terminate with respect to such Property as of the last day of the month during which such period expired. Lessee shall then immediately vacate and surrender such Property, all obligations of either party hereunder with respect to such Property shall cease as of the date of termination (provided, however, Lessee's obligations to the Indemnified Parties under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19) and Lessee's obligations to pay Base Annual Rental, Additional Rental and all other sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the date of termination shall survive such termination) and Lessor may retain all such awards, compensation or damages. The Lease shall continue in full force and effect with respect to all other Properties. If Lessor elects not to terminate this Lease with respect to such Property, or if Lessor elects to terminate this Lease with respect to such Property but Lessee elects to continue this Lease with respect to such Property, then this Lease shall continue in full force and effect on the following terms:
(i) all Base Annual Rental, Additional Rental and other sums and obligations due under this Lease shall continue unabated, and (ii) Lessee shall promptly commence and diligently prosecute restoration of such Property to the same condition, as nearly as practicable, as prior to such Partial Taking or Partial Casualty as approved by Lessor. Subject to reasonable conditions for disbursement imposed by Lessor, Lessor shall promptly make available in installments as restoration progresses an amount up to but not exceeding the amount of any award, compensation or damages received by Lessor after deducting all costs, fees and expenses incident to the collection thereof, including all costs and expenses incurred by Lessor and Lender in connection therewith (the "Net Restoration Amount"), upon request of Lessee accompanied by evidence reasonably satisfactory to Lessor that such amount has been paid or is due and payable and is properly a part of such costs and that Lessee has complied with the terms of Section 18 above in connection with the restoration. Prior to the disbursement of any portion of the Net Restoration Amount with respect to a Partial Casualty, Lessee shall provide evidence reasonably satisfactory to Lessor of the payment of restoration expenses by Lessee up to the amount of the insurance deductible applicable to such Partial Casualty. Lessor shall pay over to Lessee any portion of the Net Restoration Amount which may be in excess of the cost of restoration, and Lessee shall bear all additional costs, fees and expenses of such restoration in excess of the Net Restoration Amount. If this Lease is terminated with respect to any Property as a result of a Partial Casualty, simultaneously with such termination Lessee shall pay Lessor an amount equal to the insurance deductible applicable to such Partial Casualty.

     E. In the event of a termination of this Lease with respect to a Property pursuant to Section 21.B which does not involve the acceptance (or deemed acceptance) of a Rejectable Substitution Offer or a termination of this Lease with respect to a Property pursuant to Section 21.D, the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the Applicable Rent Reduction Percentage for such Property, and (y) the Base Annual Rental then in effect.

     F. Any loss under any property damage insurance required to be maintained by Lessee shall be adjusted by Lessee; provided that if the loss is reasonably expected by Lessee to exceed $100,000, the consent of Lessor to such adjustment shall be required, such consent not to be unreasonably withheld, conditioned or delayed. Any award relating to a Total Taking or a Partial Taking shall be adjusted by Lessee; provided that if the property taken is reasonably expected by Lessee to have a value in excess of $100,000, the consent of Lessor to such adjustment shall be required, such consent not to be unreasonably withheld, conditioned or delayed. Notwithstanding the foregoing or any other provisions of this Section to the contrary, if at the time of any Taking or any Casualty or at any time thereafter an Event of Default under this Lease shall have occurred and be continuing, Lessor is hereby authorized and empowered but shall not be obligated, in the name and on behalf of Lessee and otherwise, to file and prosecute Lessee's claim, if any, for an award on account of such Taking or for insurance proceeds on account of such Casualty and to collect such award or proceeds and apply the same, after deducting all costs, fees and expenses incident to the collection thereof, to the curing of such default and any other then existing default under this Lease and/or to the payment of any amounts owed by Lessee to Lessor under this Lease, in such order, priority and proportions as Lessor in its discretion shall deem proper.

     G. Notwithstanding the foregoing, nothing in this Section 21 shall be construed as limiting or otherwise adversely affecting the representations, warranties, covenants and characterizations set forth in Lease, including, without limitation, those provisions set forth in Section 3 of this Lease.

     22. Inspection. Lessor and its authorized representatives shall have the right, upon giving not less than five Business Days' prior written notice to Lessee (except that in the event of an emergency no such prior notice shall be required), to enter any of the Properties or any part thereof at reasonable times in order to inspect the same and make photographic or other evidence concerning Lessee's compliance with the terms of this Lease or in order to show the Properties to prospective purchasers and lenders. Lessee hereby waives any claim for damages for any injury or inconvenience to or interference with Lessee's business, any loss of occupancy or quiet enjoyment of any of the Properties and any other loss occasioned by such entry so long as Lessor shall have used reasonable efforts not to unreasonably interrupt Lessee's normal business operations. Lessee shall keep and maintain at the Properties or Lessee's corporate headquarters full, complete and appropriate books of account and records of Lessee's business relating to the Properties in accordance with GAAP. Lessee's books and records shall be open for inspection at reasonable times and upon the giving of not less than five Business Days' prior written notice to Lessee (except that in the event of an emergency no such prior notice shall be required) by Lessor, Lender and their respective auditors or other authorized representatives and shall show such information as is reasonably necessary to determine compliance with Lessor's obligations under the Loan Documents.

     23. Default, Remedies and Measure of Damages. A. Each of the following shall be an event of default under this Lease (each, an "Event of Default"):

                  (i) If any representation or warranty of Lessee set forth in this Lease is false in any material respect as of the Effective Date, or if Lessee knowingly renders any statement or account which is false in any material respect as and when made;

                  (ii) If any rent or other monetary sum due under this Lease is not paid within five Business Days from the date when due; provided, however, notwithstanding the occurrence of such an Event of Default, Lessor shall not be entitled to exercise its remedies set forth below unless and until Lessor shall have given Lessee notice thereof and a period of five Business Days from the delivery of such notice shall have elapsed without such Event of Default being cured;

                  (iii) If Lessee fails to pay, prior to delinquency, any taxes, assessments or other charges, the failure of which to pay will result in the imposition of a lien against any of the Properties or the rental or other payments due under this Lease or a claim against Lessor, unless Lessee is contesting such taxes, assessments or other charges in accordance with the provisions of Section 10 of this Lease; provided, however, notwithstanding the occurrence of such an Event of Default, Lessor shall not be entitled to exercise its remedies set forth below unless and until Lessor shall have given Lessee notice thereof and a period of five Business Days from the delivery of such notice shall have elapsed without such Event of Default being cured;

                  (iv) If Lessee becomes insolvent within the meaning of the Code, files or notifies Lessor that it intends to file a petition under the Code, initiates a proceeding under any similar law or statute relating to bankruptcy, insolvency, reorganization, winding up or adjustment of debts (collectively, hereinafter, an "Action"), becomes the subject of either a petition under the Code or an Action which is not dissolved within 90 days after filing, or is not generally paying its debts as the same become due;

                  (v) If Lessee vacates or abandons any of the Properties other than in accordance with the provisions of Section 15 of this Lease;

                  (vi) If Lessee fails to observe or perform any of the other covenants, conditions or obligations of this Lease (except with respect to a breach of the Aggregate Fixed Charge Coverage Ratio, which breach is addressed in subitem (ix) below, breaches of Sections 24 and 25, which breaches are addressed in subitem (x) below, and the failure to maintain insurance, which breach is addressed in subitem (xi) below) and such failure continues for a period of 30 days after Lessor shall have given Lessee notice thereof; provided, however, if such failure cannot reasonably be cured within such 30 day period and Lessee is diligently pursuing a cure of such failure, then Lessee shall have a reasonable period to cure such failure beyond such 30 day period, which shall in no event exceed 90 days after receiving notice of such failure from Lessor. If Lessee shall fail to correct or cure such failure within such 90-day period, an Event of Default shall be deemed to have occurred hereunder without further notice or demand of any kind being required;

                  (vii) If there is an "Event of Default" or a breach or default, after the passage of all applicable notice and cure or grace periods, under any other Sale-Leaseback Document or any of the Other Agreements;

                  (viii) If a final, nonappealable judgment is rendered by a court against Lessee which has a material adverse effect on either the ability to conduct business at any of the Properties for its intended use or Lessee's ability to perform its obligations under this Lease, or is in the amount of $5,000,000.00 or more (which is not covered by insurance), and in either event is not discharged or provision made for such discharge or bonded over within 60 days from the date of entry thereof;

         (ix) If there is a breach of the Aggregate Fixed Charge Coverage Ratio requirement and Lessor shall have given Lessee notice thereof and Lessee shall have failed within a period of 20 days from the delivery of such notice to either:
                  (1) deliver a Rejectable Substitution Offer to Lessor for the substitution of such Substitute Properties satisfying the applicable requirements of Section 57.A for the Properties (starting with the Property with the lowest "Fixed Charge Coverage Ratio" (determined as contemplated in the following sentence) and proceeding in ascending order to the Property with the next lowest Fixed Charge Coverage Ratio) as is necessary to cure the breach of the Aggregate Fixed Charge Coverage Ratio requirement; (2) deliver a Rejectable Purchase Offer to Lessor to purchase such of the Properties as is necessary to cure the breach of the Aggregate Fixed Charge Coverage Ratio requirement and for which the "Fixed Charge Coverage Ratio" (determined as contemplated in the following sentence) is less than 1.25:1; or (3) deliver notice to Lessor that it has elected to pay the FCCR Rent Prepayment Amount (as hereinafter defined) on the first day of the calendar month immediately following the date such notice is delivered.
         For purposes of the preceding subitems (1) and (2), the definitions set forth in Section 8.A of this Lease with respect to the calculation of the Aggregate Fixed Charge Coverage Ratio shall be deemed modified as applicable to provide for the calculation of a Fixed Charge Coverage Ratio for each Property on an individual basis rather than on an aggregate basis with the other Properties. For purposes of such calculation, the Operating Lease Expense with respect to this Lease for each such Property shall equal the product of (x) the Applicable Rent Reduction Percentage for such Property, and (y) the Base Annual Rental then in effect. If Lessee makes a Rejectable Substitution Offer or Rejectable Purchase Offer as contemplated by subitems (1) and (2) above, unless Lessor rejects such Rejectable Substitution Offer or Rejectable Purchase Offer as contemplated by Section 57 or 58, as applicable, the failure of Lessee to complete such substitutions or purchases within the time period contemplated by Section 57 or 58, as applicable, shall be deemed an Event of Default without further notice or demand of any kind being required. If Lessee delivers notice to Lessor that it has elected to pay the FCCR Rent Prepayment Amount as provided in subitem (3) above, the failure of Lessee to pay Lessor the FCCR Rent Prepayment Amount on the first day of the calendar month immediately following the date such notice is delivered shall be deemed an Event of Default without further notice or demand of any kind being required.
                  In the event Lessee pays Lessor the FCCR Rent Prepayment Amount as provided in subitem (3) above, Base Monthly Rental beginning with the calendar month in which such payment is made shall be equal to the Base Monthly Rental then in effect reduced by the FCCR Rent Reduction Amount (as hereinafter defined).

                  Notwithstanding the foregoing, if, within a 30 day period after the delivery of Lessor's notice to Lessee of Lessee's breach of the Aggregate Fixed Charge Coverage Ratio requirement, Lessee provides evidence satisfactory to Lessor that the Aggregate Fixed Charge Coverage Ratio is at least 1.25:1 for the twelve calendar month period immediately preceding the delivery to Lessor of such evidence, no Event of Default shall be deemed to have occurred as a result of such breach of the Aggregate Fixed Charge Coverage Ratio requirement.

                  For purposes of this Section 23.A(ix), the following terms shall be defined as set forth below:

                  "FCCR Rent Prepayment Amount" means the present value, discounted on a monthly basis at 9.28%, of the FCCR Rent Reduction Amount for each month beginning with the calendar month in which the FCCR Rent Prepayment Amount is paid and ending with the calendar month of February, 2021, inclusive.

                   "FCCR Rent Reduction Amount" the product of (x) the Base Monthly Rental for the last month of the Fiscal Year for which the breach of the Aggregate Fixed Charge Coverage Ratio requirement occurred and (y) the Fixed Charge Coverage Shortfall Percentage. For purposes of illustration and not limitation, if (i) Lessee's Aggregate Fixed Charge Coverage Ratio for the Fiscal Year ending May 27, 2010 was
         1.0 (which results in a Fixed Charge Coverage Shortfall Percentage of 20%), (ii) Lessee paid the FCCR Rent Prepayment Amount on September 1, 2010, and (iii) the Base Monthly Rental for August, 2010 was $100, then the Base Monthly Rental payment beginning on September 1, 2010 shall be equal to the Base Monthly Rental for August, 2010 reduced by the sum of $20.

                  "Fixed Charge Coverage Shortfall Percentage" means the percentage represented by (x) 1 minus (y) a fraction, the numerator of which shall be the Aggregate Fixed Charge Coverage Ratio for the Fiscal Year for which the breach of the Aggregate Fixed Charge Coverage Ratio requirement occurred, and the denominator of which shall be 1.25.

                  (x) If Lessee shall fail to sign any instrument or certificate in accordance with the provisions of Sections 24 or 25 of this Lease and such failure shall not be cured within five Business Days following notice from Lessor; or

                  (xi) If Lessee shall fail to maintain insurance in accordance with the requirements of Section 12 of this Lease.

         B. Upon the occurrence of an Event of Default, with or without notice or demand, except the notice prior to default required under certain circumstances by subsection A. above or such other notice as may be required by statute and cannot be waived by Lessee (all other notices being hereby waived), Lessor shall be entitled to exercise, at its option, concurrently, successively, or in any combination, all remedies available at law or in equity, including without limitation, any one or more of the following:

                  (i) To terminate this Lease, whereupon Lessee's right to possession of the Properties shall cease and this Lease, except as to Lessee's liability, shall be terminated.

                  (ii) To reenter and take possession of any or all of the Properties and, to the extent permissible, all franchises, licenses, area development agreements, permits and other rights or privileges of Lessee pertaining to the use and operation of any or all of the Properties and to expel Lessee and those claiming under or through Lessee, without being deemed guilty in any manner of trespass or becoming liable for any loss or damage resulting therefrom, without resort to legal or judicial process, procedure or action. No notice from Lessor hereunder or under a forcible entry and detainer statute or similar law shall constitute an election by Lessor to terminate this Lease unless such notice specifically so states. If Lessee shall, after default, voluntarily give up possession of any of the Properties to Lessor, deliver to Lessor or its agents the keys to any of the Properties, or both, such actions shall be deemed to be in compliance with Lessor's rights and the acceptance thereof by Lessor or its agents shall not be deemed to constitute a termination of this Lease. Lessor reserves the right following any reentry and/or reletting to exercise its right to terminate this Lease by giving Lessee written notice thereof, in which event this Lease will terminate as specified in said notice.

                  (iii) If Lessee has not removed the Personalty within 20 days after written notice from Lessor to Lessee and repaired all damage to the Properties caused by such removal, Lessor shall have the immediate right to seize and remove all Personalty located on or at any or all of the Properties and cause the same to be stored in a public warehouse or elsewhere at Lessee's sole expense, without becoming liable for any loss or damage resulting therefrom and without resorting to legal or judicial process, procedure or action.

                  (iv) To bring an action against Lessee for any damages sustained by Lessor or any equitable relief available to Lessor.

                  (v) To relet any or all of the Properties or any part thereof for such term or terms (including a term which extends beyond the original Lease Term), at such rentals and upon such other terms as Lessor, in its sole discretion, may determine, with all proceeds received from such reletting being applied to the rental and other sums due from Lessee in such order as Lessor may, in it sole discretion, determine, which other sums include, without limitation, all reasonable repossession costs, brokerage commissions, attorneys' fees and expenses, employee expenses, alteration, remodeling and repair costs and expenses of preparing for such reletting. Except to the extent required by applicable law, Lessor shall have no obligation to relet any of the Properties or any part thereof and shall in no event be liable for refusal or failure to relet any of the Properties or any part thereof, or, in the event of any such reletting, for refusal or failure to collect any rent due upon such reletting, and no such refusal or failure shall operate to relieve Lessee of any liability under this Lease or otherwise to affect any such liability. Lessor reserves the right following any reentry and/or reletting to exercise its right to terminate this Lease by giving Lessee written notice thereof, in which event this Lease will terminate as specified in said notice.

                  (vi) (x) To recover from Lessee all rent and other monetary sums then due and owing under this Lease; and (y) to accelerate and recover from Lessee the present value (discounted at the rate of 6% per annum) of all rent and other monetary sums scheduled to become due and owing under this Lease after the date of such breach for the entire original scheduled Lease Term, provided, however, in no event shall such recovery be less than the sum of (i) the product of the percentage specified on Schedule I attached hereto which corresponds to the month in which such Event of Default first occurred multiplied by the sum of the Purchase Price for all of the Properties which are then subject to the Lease plus (ii) the sum of the Prepayment Charges corresponding to all of the Properties which are then subject to this Lease.

                  (vii) To recover from Lessee all reasonable costs and expenses, including reasonable attorneys' fees, court costs, expert witness fees, costs of tests and analyses, travel and accommodation expenses, deposition and trial transcripts, copies and other similar costs and fees, paid or incurred by Lessor as a result of such breach, regardless of whether or not legal proceedings are actually commenced.

                  (viii) To immediately or at any time thereafter, and with or without notice, at Lessor's sole option but without any obligation to do so, correct such breach or default and charge Lessee all costs and expenses incurred by Lessor therein. Any sum or sums so paid by Lessor, together with interest at the Default Rate, shall be deemed to be Additional Rental hereunder and shall be immediately due from Lessee to Lessor. Any such acts by Lessor in correcting Lessee's breaches or defaults hereunder shall not be deemed to cure said breaches or defaults or constitute any waiver of Lessor's right to exercise any or all remedies set forth herein.

                  (ix) To immediately or at any time thereafter, and with or without notice, except as required herein, set off any money of Lessee held by Lessor under this Lease against any sum owing by Lessee hereunder.

                  (x)  To  seek  any  equitable   relief  available  to  Lessor,
         including, without limitation, the right of specific performance.

         All powers and remedies given by this Section to Lessor, subject to applicable law, shall be cumulative and not exclusive of one another or of any other right or remedy or of any other powers and remedies available to Lessor under this Lease, by judicial proceedings or otherwise, to enforce the performance or observance of the covenants and agreements of Lessee contained in this Lease, and no delay or omission of Lessor to exercise any right or power accruing upon the occurrence of any Event of Default shall impair any other or subsequent Event of Default or impair any rights or remedies consequent thereto. Every power and remedy given by this Section or by law to Lessor may be exercised from time to time, and as often as may be deemed expedient, by Lessor, subject at all times to Lessor's right in its sole judgment to discontinue any work commenced by Lessor or change any course of action undertaken by Lessor.

         If Lessee shall fail to observe or perform any of its obligations under this Lease or in the event of an emergency, then, without waiving any Event of Default which may result from such failure or emergency, Lessor may, but without any obligation to do so, take all actions, including, without limitation, entry upon any or all of the Properties to perform Lessee's obligations, immediately and without notice in the case of an emergency and upon five days written notice to Lessee in all other cases. All expenses incurred by Lessor in connection with performing such obligations, including, without limitation, reasonable attorneys' fees and expenses, together with interest at the Default Rate from the date any such expenses were incurred by Lessor until the date of payment by Lessee, shall constitute Additional Rental and shall be paid by Lessee to Lessor upon demand.

     24. Liens; Mortgages, Subordination, Nondisturbance and Attornment. Lessor's interest in this Lease and/or any of the Properties shall not be subordinate to any liens or encumbrances placed upon any of the Properties by or resulting from any act of Lessee, and nothing herein contained shall be construed to require such subordination by Lessor. Lessee shall keep the Properties free from any liens for work performed, materials furnished or obligations incurred by Lessee (provided however it shall not be a default hereunder (a) if any such lien is discharged or bonded over within 60 days after Lessee has notice of such lien or (b) so long as such lien is being contested by appropriate legal proceedings conducted in good faith and with due diligence, under circumstances where (i) such proceeding shall suspend the collection of the amount represented by such lien from the applicable Properties or any interest therein, (ii) neither such Properties nor any interest therein would be in any danger of being sold, forfeited or lost by reason of such proceedings,
(iii) no Event of Default has occurred, and (iv) Lessee shall have deposited with Lessor adequate reserves for the payment of the amount represented by such lien, together with all interest and penalties thereon, unless paid in full under protest, or Lessee shall have furnished the security as may be required in the proceeding or as may be reasonably required by Lessor to ensure payment of any contested amount presented by such lien.). NOTICE IS HEREBY GIVEN THAT, EXCEPT AS OTHERWISE CONSENTED TO BY LESSOR PURSUANT TO SECTION 26 OR PERMITTED BY THIS SECTION 24, LESSEE IS NOT AUTHORIZED TO PLACE OR ALLOW TO BE PLACED ANY LIEN, MORTGAGE, DEED OF TRUST, SECURITY INTEREST OR ENCUMBRANCE OF ANY KIND UPON ALL OR ANY PART OF ANY OF THE PROPERTIES OR LESSEE'S LEASEHOLD INTEREST THEREIN, AND ANY SUCH PURPORTED TRANSACTION WHICH IS NOT APPROVED BY LESSOR SHALL BE VOID. FURTHERMORE, ANY SUCH PURPORTED TRANSACTION SHALL BE DEEMED A TORTIOUS INTERFERENCE WITH LESSOR'S RELATIONSHIP WITH LESSEE AND LESSOR'S OWNERSHIP OF THE PROPERTIES. This Lease at all times shall automatically be subordinate to the Mortgages and to the lien of any and all ground leases, mortgages, trust deeds and deeds to secure debt now or hereafter placed upon any of the Properties by Lessor, and Lessee covenants and agrees to execute and deliver, within 20 days following demand, such further instruments subordinating this Lease to the lien of the Mortgages and any or all such ground leases, mortgages, trust deeds or deeds to secure debt as shall be desired by Lessor, or any present or proposed mortgagees or lenders under trust deeds or deeds to secure debt, upon the condition that (a) Lessee shall have the right to remain in possession of the Properties under the terms of this Lease, notwithstanding any default in the Mortgages or any or all such ground leases, mortgages, trust deeds or deeds to secure debt or after foreclosure of any or all such Mortgages, mortgages, trust deeds or deeds to secure debt or termination of any or all such ground leases, so long as no Event of Default has occurred and is continuing under this Lease and (b) the holders of the Mortgages and any and all ground leases, mortgages, deeds of trust, deeds to secure debt and trust deeds now or hereafter placed upon any of the Properties by Lessor execute a nondisturbance agreement in favor of Lessee in (x) substantially the form and substance of the Acknowledgement or (y) such other form as may be reasonably requested by such holders consistent with then customary lending practices and reasonably acceptable to all parties thereto. If any landlord, mortgagee, receiver, Lender or other secured party elects to have this Lease and the interest of Lessee hereunder be superior to any of the Mortgages or any such ground lease, mortgage, trust deed or deed to secure debt and evidences such election by notice given to Lessee, then this Lease and the interest of Lessee hereunder shall be deemed superior to any such Mortgage, ground lease, mortgage, trust deed or deed to secure debt, whether this Lease was executed before or after such Mortgage, ground lease, mortgage, trust deed or deed to secure debt and in that event such landlord, mortgagee, receiver, Lender or other secured party shall have the same rights with respect to this Lease as if it had been executed and delivered prior to the execution and delivery of such Mortgage, ground lease, mortgage, trust deed or deed to secure debt and had been assigned to such landlord, mortgagee, receiver, Lender or other secured party. Although the foregoing provisions shall be self-operative and no future instrument of subordination shall be required, upon request by Lessor, Lessee shall execute and deliver whatever instruments may be reasonably required for such purposes within 20 days after demand. In the event any purchaser or assignee of Lender at a foreclosure sale acquires title to the Properties (it being understood that so long as no Event of Default under this Lease has occurred and is continuing and there exists no default by Lessee in the payment of rent, taxes or insurance, no such purchaser or assignee of Lender may acquire less than all of the Properties without the written consent of Lessee), or in the event Lender or any assignee otherwise succeeds to the rights of Lessor as landlord under this Lease, Lessee shall attorn to Lender or such purchaser or assignee, as the case may be (a "Successor Lessor"), and recognize the Successor Lessor as lessor under this Lease, and this Lease shall continue in full force and effect as a direct lease between the Successor Lessor and Lessee, provided that the Successor Lessor shall only be liable for any obligations of the lessor under this Lease which accrue after the date that such Successor Lessor acquires title. The foregoing provision shall be self operative and effective without the execution of any further instruments.

     25. Estoppel Certificate. At any time, but not more often than twice every 12 months, Lessee shall, promptly and in no event later than 15 days after a request from Lessor or Lender, execute, acknowledge and deliver to Lessor or Lender a certificate in the form supplied by Lessor, Lender or any present or proposed mortgagee or purchaser designated by Lessor, certifying the following:
(i) that Lessee has accepted the Properties (or, if Lessee has not done so, that Lessee has not accepted the Properties, and specifying the reasons therefor);
(ii) that this Lease is in full force and effect and has not been modified (or if modified, setting forth all modifications), or, if this Lease is not in full force and effect, the certificate shall so specify the reasons therefor; (iii) the commencement and expiration dates of the Lease Term, including the terms of any extension options of Lessee; (iv) the date to which the rentals have been paid under this Lease and the amount thereof then payable; (v) whether there are then any existing defaults by Lessor in the performance of its obligations under this Lease, and, if there are any such defaults, specifying the nature and extent thereof; (vi) that no notice has been received by Lessee of any default under this Lease which has not been cured, except as to defaults specified in the certificate; (vii) the capacity of the person executing such certificate, and that such person is duly authorized to execute the same on behalf of Lessee;
(viii) that neither Lessor nor Lender has actual involvement in the management or control of decision making related to the operational aspects or the day-to-day operations of the Properties; and (ix) any other information reasonably requested by Lessor, Lender or such present or proposed mortgagee or purchaser consistent with then customary leasing or lending practices.

     26. Assignment; Subletting. A. Lessor shall have the right to sell or convey all, but not less than all, of the Properties or to assign its right, title and interest as Lessor under this Lease in whole, but not in part. In the event of any such sale or assignment other than a security assignment, provided Lessee receives written notice that such purchaser or assignee has assumed all of Lessor's obligations under this Lease, Lessee shall attorn to such purchaser or assignee and Lessor shall be relieved, from and after the date of such transfer or conveyance, of liability for the performance of any obligation of Lessor contained herein, except for obligations or liabilities accrued prior to such assignment or sale. Notwithstanding the foregoing, during the Lease Term and as long as no Event of Default has occurred, Lessor shall not sell its interest in any or all of the Properties to any person or entity that is actively engaged in the management, operation and/or franchising of fifty (50) or more retail auto part stores (determined without regard to the Property or Properties to be conveyed, assigned, sold or transferred by Lessor). The provisions of this Section 26.A shall not (i) apply after August 31, 2019, if Lessee has not exercised the first extension option in accordance with the terms of Section 27, (ii) apply after August 31, 2027, if Lessee has exercised such first extension option, but has not exercised the second extension option in accordance with the terms of Section 27, (iii) apply after August 31, 2032, if Lessee has exercised such first and second extension options, but has not exercised the third extension option in accordance with the terms of Section 27, and (iv) apply after August 31, 2037, if Lessee has exercised such first, second and third extension options, but has not exercised the fourth extension option in accordance with the terms of Section 27.

         B. (i) Lessee acknowledges that Lessor has relied both on the business experience and creditworthiness of Lessee and upon the particular purposes for which Lessee intends to use the Properties in entering into this Lease. Without the prior written consent of Lessor (which shall not be unreasonably withheld, conditioned or delayed) and except as provided below, (x) Lessee shall not assign, transfer or convey this Lease or any interest therein, whether by operation of law or otherwise and (y) Lessee shall not sublet all or any part of any of the Properties. It is expressly agreed that Lessor may withhold or condition any such consent based upon such matters as Lessor may in its reasonable discretion determine, including, without limitation, the experience and creditworthiness of any assignee, the assumption by any assignee of all of Lessee's obligations hereunder by undertakings enforceable by Lessor, the transfer to any assignee of all necessary licenses and franchises to continue operating the Properties for the purposes herein provided, receipt of such representations and warranties from any assignee as Lessor may reasonably request, including such matters as its organization, existence, good standing and finances and other matters, whether or not similar in kind. At the time of any assignment of this Lease which is approved by Lessor, the assignee shall assume all of the obligations of Lessee under this Lease pursuant to Lessor's standard form of assumption agreement. No such assignment nor any subletting of any of the Properties shall relieve Lessee of its obligations respecting this Lease. Any rentals owing under a sublease which are in excess of the rentals owing hereunder may be retained by Lessee unless an Event of Default has occurred, in which case, Lessor shall be entitled to receive such excess rentals. Any assignment, transfer, conveyance, pledge, mortgage or subletting in violation of this Section shall be voidable at the sole option of Lessor.

         (ii) Without the prior written consent of Lessor and except as provided below, no Subject Transfer shall occur. A "Subject Transfer" shall mean (x) the acquisition by a Person or a "group" (as defined in Section 13(d) of the Securities Exchange Act of 1934) of 50% or more of the voting power of Lessee and such Person or group has made a filing under Section 13(d) of the Securities Exchange Act of 1934 affirmatively stating such Person's or group's intent to change control of the Lessee, (y) the consummation by the Lessee of a merger, consolidation or other reorganization if the percentage of the voting common stock of the surviving or resulting entity held or received by all persons who were owners of common stock of the Lessee immediately prior to such merger, consolidation or reorganization is less than 50.1% of the total voting common stock of the surviving or resulting entity outstanding, on a fully diluted basis, immediately after such merger, consolidation or reorganization and after giving effect to any additional issuance of voting common stock contemplated by the plan for such merger, consolidation or reorganization, or (z) Lessee becoming a non-publicly traded company.

         C. Notwithstanding the provisions of Section 26.B, but subject to the conditions set forth in the following sentence, Lessee shall have the right to sublease any of the Properties, without the prior written consent of Lessor if the following conditions are satisfied:

                  (1) no Event of Default shall have occurred and be continuing under this Lease as of the effective date of such sublease;

                  (2) any such sublease shall be subordinate to this Lease and the Mortgage corresponding to the Property to which such sublease relates;

                  (3)   Lessee   shall   remain    liable   under   this   Lease
notwithstanding such sublease; and

                  (4) the Properties subject to such subleases shall be used as Permitted Facilities and shall otherwise be operated and maintained in accordance with the terms and conditions of this Lease.

Within 20 Business Days after the execution of each such sublease, Lessee shall provide Lessor and Lender with a notice of such sublease and a photocopy of the fully executed sublease.

     D. Notwithstanding the provisions of Section 26.B, Lessee may complete a Subject Transfer, and Lessor shall be deemed to have consented to such Subject Transfer, provided that: (1) no Event of Default shall have occurred and be continuing under this Lease as of the date on which Lessee gives Lessor notice of the proposed Subject Transfer and as of the date on which the Subject Transfer is consummated; (2) after giving effect to such Subject Transfer, whether as a single transaction or as a series of transactions, Lessee, including any surviving entity of such Subject Transfer and/or successor of Lessee, has a net worth determined in accordance with GAAP of not less than the sum of (1) $250,000,000, plus (2) fifty (50%) percent of Net Income, if positive, for each Fiscal Year ending after the Effective Date (i.e., exclusive of any negative Net Income for any such Fiscal Year) determined on a cumulative basis subsequent to the Effective Date, plus (3) seventy-five (75%) percent of the proceeds of any issuance of equity securities of Lessee or other contributions to the capital of Lessee subsequent to the Effective Date; (3) Lessee, including any surviving entity of such Subject Transfer and/or successor of Lessee, shall not be released from any of its obligations under this Lease, and such surviving entity or successor entity, as applicable, has assumed in writing or by operation of law (provided Lessor has received a satisfactory opinion of counsel to Lessee confirming that such assumption will occur by operation of law) all of Lessee's obligations under this Lease; and

                  (4) either the FCCR Condition or the Rating Agency Condition has been satisfied. As used herein, the term "FCCR Condition" shall mean that the Aggregate Fixed Charge Coverage Ratio for all of the Properties, taken as a whole, must be at least equal to 3.0:1 for the twelve month period of time immediately preceding the end of the fiscal quarter of Lessee which closed prior to the date on which Lessee gives Lessor notice of the proposed Subject Transfer. As used herein, the term "Rating Agency Condition" shall mean, if and to the extent that the loans contemplated by the Loan Documents have been subject to a Securitization, Lender shall have received a notice or confirmation of the rating agencies which have issued ratings in connection with such Securitization that such Subject Transfer will not cause any of such rating agencies to downgrade, modify, withdraw or qualify any of such ratings. Lessee shall have the right to satisfy the FCCR Condition by
         (i) paying to Lessor the Subject Transfer Rent Prepayment Amount (as hereinafter defined), and (ii) paying to Lessor the Prepayment Charges payable by Lessor to Lender as a result of the payment by Lessee to Lessor of the Subject Transfer Rent Prepayment Amount, provided that the payment of the Subject Transfer Rent Prepayment Amount and such Prepayment Charges shall be made by Lessee prior to or simultaneously with the consummation of the Subject Transfer. Upon Lessee's payment of the Subject Transfer Rent Prepayment Amount and Prepayment Charges as contemplated by the preceding sentence, Lessor agrees that the Base Monthly Rental beginning with the calendar month immediately following the month in which such payment is made (or, if such payment is made on the first day of a calendar month, beginning with the calendar month in which such payment is made) shall be equal to the Base Monthly Rental then in effect reduced by the Subject Transfer Rent Reduction Amount (as hereinafter defined).

                  For purposes of this Section 26.D(4), the following terms shall be defined as set forth below:

                  "Subject Transfer Rent Prepayment Amount" means the present value, discounted on a monthly basis at 9.28%, of the Subject Transfer Rent Reduction Amount for each month beginning with the calendar month immediately following the month in which the Subject Transfer Rent Prepayment Amount is paid (or, if the Subject Transfer Rent Prepayment Amount is paid on the first day of a calendar month, beginning with the calendar month in which the Subject Transfer Rent Prepayment Amount is paid) and ending with the calendar month of February, 2021, inclusive.

                   "Subject Transfer Rent Reduction Amount" the product of (x) the Base Monthly Rental for the last month of the fiscal quarter of Lessee which ended prior to the date on which Lessee gives Lessor notice of the proposed Subject Transfer and (y) the Subject Transfer FCCR Shortfall Percentage. For purposes of illustration and not limitation, if (i) Lessee's Aggregate Fixed Charge Coverage Ratio for the Fiscal Year ending May 27, 2010 was 2.0 (which results in a Subject Transfer FCCR Shortfall Percentage of 33%), (ii) Lessee paid the Subject Transfer Rent Prepayment Amount on August 15, 2010, and (iii) the Base Monthly Rental for August, 2010 was $100, then the Base Monthly Rental payment beginning on September 1, 2010 shall be equal to the Base Monthly Rental for August, 2010 reduced by the sum of $33.33.

                  "Subject Transfer FCCR Shortfall Percentage" means the percentage represented by (x) 1 minus (y) a fraction, the numerator of which shall be the Aggregate Fixed Charge Coverage Ratio for the twelve month period of time immediately preceding the end of the fiscal quarter of Lessee which closed prior to the date on which Lessee gives Lessor notice of the proposed Subject Transfer, and the denominator of which shall be 3.

         E. Lessee shall notify Lessor and Lender at least 30 days but not more than 90 days prior to the completion of any Subject Transfer, whether or not the consent of Lessor to such Subject Transfer is deemed given under the terms of
Section 26.D (each, a "Subject Transfer Notice"). Lessee shall provide Lessor and Lender with information reasonably sufficient to enable Lessor and Lender to determine that Lessee has satisfied the conditions to any Subject Transfer, including, without limitation, such financial information as Lessor and Lender may reasonably require to enable them to determine that the net worth and/or Aggregate Fixed Charge Coverage Ratio requirements set forth in Section 26.D have been satisfied, or will be satisfied simultaneously with the completion of the Subject Transfer. In addition, to the extent that the loans contemplated by the Loan Documents have been subject to a Securitization, Lessee agrees to cooperate in good faith in connection with providing such information as the rating agencies may reasonably require to evaluate any such proposed Subject Transfer.

         27. Option To Extend; New Lease. A. Lessee shall have the option to continue this Lease in effect for four additional successive periods of five years each, provided that, at the time of exercise of such option or at the expiration of the Lease Term or, if applicable, the preceding extension of the Lease Term, no Event of Default shall have occurred and be continuing under this Lease and no default with respect to the payment of rent, taxes or insurance shall have occurred and be continuing under this Lease. If Lessee exercises such option, this Lease shall continue for the applicable period in accordance with the terms and provisions of this Lease then in effect, except that the Base Annual Rental during the respective extension period shall be an amount equal to 95% of the annual fair market rental value of the Properties during such extension period (to be determined as set forth below).

         Lessee may only exercise the first extension option by giving notice to Lessor of Lessee's intention to do so not later than August 31, 2019. If the first extension option is exercised by Lessee, Lessee may only exercise the second extension option by giving notice to Lessor of Lessee's intention to do so not later than August 31, 2027. If the first two extension options are exercised, Lessee may only exercise the third extension option by giving notice to Lessor of Lessee's intention to do so not later than August 31, 2032. If the first three extension options are exercised, Lessee may only exercise the fourth extension option by giving notice to Lessor of Lessee's intention to do so not later than August 31, 2037.

         Lessor and Lessee shall exercise reasonable efforts to agree in good faith on the annual fair market rental value of the Properties for the applicable extension period within thirty (30) days after Lessor is notified of the exercise of such option. If Lessor and Lessee shall agree upon the annual fair market rental value of the Properties for such extension period, Lessor and Lessee shall within five (5) days thereafter mutually execute and deliver an acknowledgment of such fair market value which shall be binding upon Lessor and Lessee and any persons claiming by or through any of them during such extension period.

         If Lessor and Lessee are unable to agree in writing upon the annual fair market rental value of the Properties for such extension period within such thirty (30) day period, then not later than forty-five (45) days following the date Lessor is notified of the exercise of such option (the "Appraiser Selection Date"), Lessor will select an independent MAI appraiser and Lessee will select another independent MAI appraiser (each, a "Selected Appraiser"); and each of Lessor and Lessee will notify the other in writing thereof on or prior to the Appraiser Selection Date. If only Lessor shall designate a Selected Appraiser on or before the Appraiser Selection Date, then the determination of the annual fair market rental value of the Properties for such extension period shall be made solely by such Selected Appraiser. If only Lessee shall designate a Selected Appraiser on or before the Appraiser Selection Date, then the determination of the annual fair market rental value of the Properties for such extension period shall be made solely by such Selected Appraiser. If neither Lessor nor Lessee shall designate a Selected Appraiser on or before the Appraiser Selection Date, then, upon application of either Lessor or Lessee, the determination of the annual fair market rental value of the Properties for such extension period shall be made solely by an independent MAI appraiser selected by the American Arbitration Association or any successor organization. Each Selected Appraiser shall deliver a signed appraisal of the annual fair market rental value of the Properties for such extension period (an "Appraisal") to Lessee and Lessor on or before the date that is forty-five (45) days after the Appraiser Selection Date or such later date that such Selected Appraiser is designated pursuant to this Section 27.A. The annual fair market rental value of the Properties for such extension period shall then be obtained by averaging the values determined by each Appraisal delivered by the two Selected Appraisers if the higher value determination of one of the Selected Appraisers is not more than five percent (5%) in excess of the lower value determination of the other Selected Appraiser and such annual fair market rental value shall be final and binding on Lessor and Lessee and any persons claiming by or through any of them during such extension period. If the higher value determination is more than five percent (5%) in excess of the lower value determination, the two Selected Appraisers shall appoint a third independent MAI appraiser within fifteen (15) days after the date such Appraisals are delivered by the two Selected Appraisers to Lessee and Lessor, provided that, if the two Selected Appraisers fail to agree on the selection of a third independent MAI appraiser within such time period, either Lessor or Lessee may petition the American Arbitration Association, or any successor organization, for a determination of the third appraiser. The annual fair market value of the Properties for such extension period shall, in such case, be determined by the third appraiser selecting, within thirty (30) days thereafter, which of the first two appraisals is closest to the annual fair market rental value of the Properties for such extension period as determined by such third appraiser, and such determination of the annual fair market rental value by such third appraiser shall be binding on Lessor and Lessee and any persons claiming by or through any of them during such extension period. Lessee shall be obligated to pay the costs of all three appraisers and the American Arbitration Association (to the extent applicable).

     B. In addition and provided that Lessee shall not have exercised its option for the first renewal term set forth in Section 27.A, Lessee shall also have the right, by notice delivered to Lessor not later than August 31, 2019, to enter into a new master lease with Lessor, to commence at the end of the Primary Term, for not less than such number of Properties which is equal to 90% of the Properties then subject to this Lease, rounded to the next higher whole integer number, provided that, at the time of exercise of such option or at the expiration of the Primary Term, no Event of Default shall have occurred and be continuing under this Lease and no default with respect to the payment of rent, taxes or insurance shall have occurred and be continuing under this Lease. In the event Lessee elects to enter into such new master lease, the Base Annual Rental under such new master lease shall be an amount equal to 95% of the annual fair market rental value (to be determined as set forth in Section 27.A) of the Properties which will be the subject of the new master lease for the primary term of such new master lease. Such new master lease shall be for a five year primary term, have three (3) five-year renewal options and otherwise be on the same terms and conditions as this Lease, except that the Base Annual Rental during each extension period shall be an amount equal to 95% of the annual fair market rental value (to be determined as set forth in Section 27.A) of the applicable Properties during such extension period. Lessee shall be solely responsible for the payment of all costs and expenses incurred in connection with the execution of such new master lease, including, without limitation, Lessee's attorneys' fees and reasonable attorneys' fees and expenses of counsel to Lessor and Lender.

     C. Notwithstanding anything to the contrary contained in this Section, Lessee's failure to deliver notice of the exercise of its options under either
Section 27.A or 27.B by the applicable outside dates under such Sections shall not terminate the applicable option unless and until Lessor shall, following the date which is not more than ten (10) Business Days before the applicable outside date, give written notice of the applicable option(s) to Lessee, and Lessee shall fail to exercise an applicable option within ten (10) Business Days after such notice is given. Notwithstanding the foregoing, the options in Section 26.A and Section 26.B shall be mutually exclusive and Lessee may only exercise subsequent renewal options under those Sections if Lessee has exercised the prior renewal options.

     28. Right of First Offer to Purchase Properties. If, during the Lease Term, Lessor desires to sell its interest in the Properties as a collective whole, as a result of a third-party offer or expression of interest from a third party (which may be solicited by Lessor and with no requirement that an offer actually be made by such third party), then, provided no Event of Default has occurred and is continuing, Lessor shall give Lessee the right to purchase such interest (the "Interest") for a price and on terms and conditions, determined by Lessor and set forth in a notice (the "ROFO Notice") given to Lessee. Lessee shall have thirty (30) days to elect in writing to acquire such Interest at such price and on such terms and conditions. Lessee's silence shall be deemed a rejection of its right to acquire such Interest. Any such election by Lessee shall only be effective if accompanied by Lessee's payment to Lessor of a cash down payment equal to 2% of such price if such election occurs prior to March 1, 2019 and 10% of such price if such election occurs after March 1, 2019. If Lessee timely and properly elects to acquire such Interest, the closing shall take place within one hundred and twenty (120) days after the ROFO Notice. The balance of the purchase price shall be paid in cash at closing. If Lessee does not timely elect to acquire such Interest, Lessor shall be free to sell the Interest to any other Person within one (1) year of Lessee's rejection or deemed rejection without being required to comply again with the foregoing provisions of this Section, provided that, if Lessor intends to sell the Interest after such one (1) year period or within such one (1) year period at a price less than 95% of the price described in the ROFO Notice or on terms materially more favorable to a purchaser than those set forth in the ROFO Notice, Lessor shall give Lessee written notice, setting forth the applicable purchase price and terms and conditions, and Lessee shall have thirty (30) days to elect in writing to purchase the Interest at such purchase price and on such terms and conditions. The right of first offer granted by this Section shall not survive the expiration or earlier termination of this Lease or the purchase of the Properties by a third party after Lessee's failure to exercise such right or Lessee's waiver thereof. Furthermore, the right of first offer granted by this Section shall not apply to a foreclosure of any of the Mortgages or the delivery to Lender of a deed-in-lieu of foreclosure and shall not survive any such foreclosure or delivery of a deed-in-lieu of foreclosure. Upon the termination of this right of first offer, Lessee shall execute such instruments as may be reasonably required by Lessor to provide constructive notice of the termination thereof.

     29. Notices. All notices, consents, approvals or other instruments required or permitted to be given by either party pursuant to this Lease shall be in writing and given by (i) hand delivery, (ii) facsimile, (iii) express overnight delivery service or (iv) certified or registered mail, return receipt requested, and shall be deemed to have been delivered upon (a) receipt, if hand delivered,
(b) transmission, if delivered by facsimile, (c) the next Business Day, if delivered by express overnight delivery service, or (d) the third Business Day following the day of deposit of such notice with the United States Postal Service, if sent by certified or registered mail, return receipt requested. Notices shall be provided to the parties and addresses (or facsimile numbers, as applicable) specified below:

                  If to Lessee:        Discount Auto Parts, Inc.
                                       4900 Frontage Road South
                                       Lakeland,  FL 33815
                                       Attention:  C. Michael Moore Executive
                                                   Vice  President-Finance
                                                   and Chief Financial Officer
                                       Telephone:  (863) 284-2140
                                       Telecopy:   (863) 284-2063

                  With a copy to:      Trenam Kemker
                                       2700 Bank of America Plaza
                                       Tampa, FL 33602
                                       Attention:   Gary I. Teblum, Esq.
                                       Telephone:   (813) 223-7474
                                       Telecopy:    (813) 229-6553

                  If to Lessor:        Dapper Properties [I] [II] [III], LLC
                                       c/o U.S. Realty Advisors LLC
                                       1370 Avenue of the Americas
                                       New York, NY 10019
                                       Attention:    Mr. David M. Ledy
                                       Telephone:   (212) 581-4540
                                       Telecopy:    (212) 581-4950

                  With a copy to:      Proskauer Rose LLP
                                       1585 Broadway
                                       New York, NY 10036
                                       Attention:    Kenneth S. Hilton, Esq.
                                       Telephone:    (212) 969-3000
                                       Telecopy:     (212) 969-2900

or to such other address or such other person as either party may from time to time hereafter specify to the other party in a notice delivered in the manner provided above. No such notices, consents, approvals or other communications shall be valid unless Lender is provided a duplicate original thereof at the following address:
                         Dennis L. Ruben, Esq.
                         Executive Vice President, General Counsel and Secretary FFCA [Acquisition] [Funding] Corporation
                         17207 North Perimeter Drive
                         Scottsdale, AZ 85255
                         Telephone:        (480) 585-4500
                         Telecopy:         (480) 585-2226

or to such other address or such other person as Lender may from time to time specify to Lessor and Lessee in a notice delivered in the manner provided above.

     30. Holding Over. If Lessee remains in possession of any of the Properties after the expiration of the term hereof, Lessee, at Lessor's option and within Lessor's sole discretion, may be deemed a tenant on a month-to-month basis and shall continue to pay rentals and other sums in the amounts herein provided, except that the Base Monthly Rental shall be 125% of the Base Monthly Rental in effect at such expiration, and to comply with all the terms of this Lease; provided that nothing herein nor the acceptance of rent by Lessor shall be deemed a consent to such holding over. Lessee shall defend, indemnify, protect and hold the Indemnified Parties harmless from and against any and all Losses resulting from Lessee's failure to surrender possession upon the expiration of the Lease Term, including, without limitation, any claims made by any succeeding lessee. The terms of this Section 30 shall survive the expiration of the Lease Term.

     31. Confidentiality. (a) Confidential Information may be disclosed to the Permitted Recipients, orally or in writing, by inspection or by permissive observation, or in any other way, but no disclosure will allow the Permitted Recipients to further disclose the Confidential Information or to use it except as permitted by this Lease. Confidential Information does not include:

                  (i) information which was in the public domain, publicly available and publicly known at the time of disclosure, including, without limitation, reports filed by Lessee with the United States Securities and Exchange Commission,

                  (ii) information which subsequently becomes public knowledge as a result of a disclosure by Lessee, or in any way not involving any breach of this Lease by Lessor, as of the date of its becoming public, or

                  (iii) information which Lessor or Lender obtains from sources other than Lessee or its Affiliates in any manner not involving any breach of this Section by Lessor or Lender.

(b) Lessee grants to the Permitted Recipients the nonexclusive right to review and use the Confidential Information in order to understand the operations of Lessee and its Affiliates in connection with the transactions contemplated by this Lease. Except as otherwise provided herein or contemplated by subsection
(c) below:
         (i) the Confidential Information may not be used for any other purpose or by any Person which is not a Permitted Recipient;
         (ii) Lessor will
         not release or disseminate the Confidential Information, or any part of it, to any Person which is not a Permitted Recipient without specific prior written consent from Lessee; and
                  (iii) Lessor agrees that in the event it is requested by a judicial, administrative or governmental body or an agency thereof to disclose any of the Confidential Information, it will promptly, insofar as it is practicable to do so, notify Lessee so that Lessee may seek a protective order or other appropriate remedy.

Lessor will in good faith treat the Confidential Information with at least the same care that Lessor and other similar businesses use in the protection of their own undisclosed and proprietary information. Lessor will, and will direct Lender to, advise its Permitted Recipients of the confidential and proprietary nature of the Confidential Information and use reasonable efforts to protect the secrecy of such Confidential Information in accordance with the terms of this Lease. Except as otherwise provided in this Section 31, upon any termination of this Lease, Lessor will immediately cease all use of the Confidential Information. Except as otherwise provided in this Section 31, upon any sale or transfer of the Properties, the seller or transferor, as applicable, will immediately cease all use of the Confidential Information and the purchaser or transferee shall succeed to all of the rights and obligations of Lessor under this Section 31. (c) Notwithstanding the foregoing, nothing in this Section 31 shall limit or prevent:
         (i) Any Permitted Recipient from utilizing Confidential Information delivered by Lessee pursuant to the Sale-Leaseback Agreement or this Lease, including, without limitation, Store Income Statements delivered to Lessor or Lender pursuant to the Sale-Leaseback Agreement or Section 33 of this Lease, for the purposes expressly contemplated by this
         Section 31; (ii) Lender and its Permitted Recipients from disclosing, distributing and/or making Confidential Information available to any Permitted Recipient as necessary in connection with any Transfer, Participation and/or Securitization as contemplated by Section 8.C of this Lease provided that Lender (1) advises such Permitted Recipients of the confidential nature of such Confidential Information, and (2) requests, to the extent reasonably practicable, that each Permitted Recipient (other than rating agencies) of Confidential Information enter into a customary and commercially reasonable written confidentiality agreement pursuant to which such Permitted Recipient will agree not to disclose such Confidential Information in violation of the provisions of this Section 31; (iii) Any Permitted Recipient from utilizing Confidential Information in connection with the exercise of Lessor's rights and remedies under this Lease; (v) Lender from reporting the Fixed Charge Coverage Ratio for each of the Properties to investors in connection with the servicing of the loans evidenced by the Loan Documents; (v) Any Permitted Recipient from disclosing Confidential Information as required by court order or subpoena or as otherwise required by any Governmental Authority under applicable law; and/or
                  (vi) Lessor and its Permitted Recipients from delivering any Confidential Information to prospective purchasers or mortgagees of Lessor's interest in the Properties or in Lessor, and their respective attorneys, consultants, representatives or agents, provided that (x) in the case of prospective purchasers, Lessor shall obtain a commercially reasonable written confidentiality agreement from any such prospective purchaser pursuant to which such prospective purchaser will agree not to disclose any such Confidential Information in violation of the provisions of this Section 31, and (y) in the case of prospective mortgagees, Lessor shall advise such mortgagees of the confidential nature of such Confidential Information and shall request that such mortgagee enter into a commercially reasonable written confidentiality agreement pursuant to which such mortgagee will agree not to disclose such Confidential Information in violation of the provisions of this
         Section 31.

     32. Removal of Personalty. At the expiration of the Lease Term, Lessee may remove all Personalty from the Properties. Lessee shall repair any damage caused by such removal and shall leave the Properties broom clean and in good and working condition and repair inside and out (consistent with the condition prior to removal). Any property of Lessee left on the Properties on the thirtieth day following the expiration of the Lease Term shall, at Lessor's option, automatically and immediately become the property of Lessor.

     33. Financial Statements. Within 60 days after the end of each fiscal quarter and within 120 days after the end of each fiscal year of Lessee, Lessee shall deliver to Lessor and Lender (i) complete financial statements of Lessee including a balance sheet, profit and loss statement, statement of cash flows and all other related schedules for the fiscal period then ended (the "Company Financial Statements"); and (ii) Store Income Statements (the "Company Financial Statements and Store Income Statements are hereinafter collectively referred to as the "Financial Statements"). All Financial Statements shall be certified to be accurate and complete by Lessee (or the Treasurer or other appropriate officer of Lessee) and all Company Financial Statements shall also be prepared in accordance with GAAP. Lessee understands that Lessor and Lender will rely upon the Financial Statements and Lessee represents that such reliance is reasonable. In the event that Lessee's property and business at the Properties is ordinarily consolidated with other business for financial statement purposes, the Financial Statements shall be prepared on a consolidated basis showing separately the sales, profits and losses, assets and liabilities pertaining to each of the Properties with the basis for allocation of overhead of other charges being clearly set forth. The Financial Statements delivered to Lessor and Lender need not be audited, but Lessee shall deliver to Lessor and Lender copies of any audited Financial Statements of Lessee which may be prepared, as soon as they are available.

     34. Force Majeure. Any prevention, delay or stoppage due to strikes, lockouts, acts of God, enemy or hostile governmental action, civil commotion, fire or other casualty beyond the control of the party obligated to perform shall excuse the performance by such party for a period equal to any such prevention, delay or stoppage, except the obligations imposed with regard to rental and other monies to be paid by Lessee pursuant to this Lease and any indemnification obligations imposed upon Lessee under this Lease.

     35. Time Is of the Essence. Time is of the essence with respect to each and every provision of this Lease in which time is a factor.

     36. Lessor's Liability. Notwithstanding anything to the contrary provided in this Lease, it is specifically understood and agreed, such agreement being a primary consideration for the execution of this Lease by Lessor, that (i) there shall be absolutely no personal liability on the part of Lessor, its successors or assigns and the trustees, members, partners, shareholders, officers, directors, employees and agents of Lessor and its successors or assigns, to Lessee with respect to any of the terms, covenants and conditions of this Lease,
(ii) Lessee waives all claims, demands and causes of action against the trustees, members, partners, shareholders, officers, directors, employees and agents of Lessor and its successors or assigns in the event of any breach by Lessor of any of the terms, covenants and conditions of this Lease to be performed by Lessor, and (iii) Lessee shall look solely to the Properties for the satisfaction of each and every remedy of Lessee in the event of any breach by Lessor of any of the terms, covenants and conditions of this Lease to be performed by Lessor, or any other matter in connection with this Lease or the Properties, such exculpation of liability to be absolute and without any exception whatsoever, provided that, with respect to affirmative acts of Lessor which constitute gross negligence or intentional misconduct (it being understood and agreed that the acts of the Lessee and its shareholders, officers, directors, employees and agents shall not be imputed to Lessor), Lessee shall have the right to look to other assets of Lessor, but not the assets of the trustees, members, partners, shareholders, officers, directors, employees and agents of Lessor.

     37. Consent of Lessor. (a) Unless specified otherwise herein, Lessor's consent to any request of Lessee may be conditioned or withheld in Lessor's sole discretion. Lessor shall have no liability for damages resulting from Lessor's failure to give any consent, approval or instruction reserved to Lessor, Lessee's sole remedy in any such event being an action for injunctive relief.
(b) It is understood and agreed that to the extent Lessor is required to obtain the consent, approval, agreement or waiver of Lender with respect to a matter for which Lessor's approval has been requested under this Lease, Lessor shall in no event be deemed to have unreasonably withheld Lessor's consent, approval, agreement or waiver thereof if Lender shall not have given its approval if required and after Lessor has requested such approval.

     38. Waiver and Amendment. No provision of this Lease shall be deemed waived or amended except by a written instrument unambiguously setting forth the matter waived or amended and signed by the party against which enforcement of such waiver or amendment is sought. Waiver of any matter shall not be deemed a waiver of the same or any other matter on any future occasion. No acceptance by Lessor of an amount less than the monthly rent and other payments stipulated to be due under this Lease shall be deemed to be other than a payment on account of the earliest such rent or other payments then due or in arrears nor shall any endorsement or statement on any check or letter accompanying any such payment be deemed a waiver of Lessor's right to collect any unpaid amounts or an accord and satisfaction.

     39. Successors Bound. Except as otherwise specifically provided herein, the terms, covenants and conditions contained in this Lease shall bind and inure to the benefit of the respective heirs, successors, executors, administrators and assigns of each of the parties hereto.

     40. No Merger. The voluntary or other surrender of this Lease by Lessee, or a mutual cancellation thereof, shall not result in a merger of Lessor's and Lessee's estates, and shall, at the option of Lessor, either terminate any or all existing subleases or subtenancies, or operate as an assignment to Lessor of any or all of such subleases or subtenancies.

     41. Captions. Captions are used throughout this Lease for convenience of reference only and shall not be considered in any manner in the construction or interpretation hereof.

     42. Severability. The provisions of this Lease shall be deemed severable. If any part of this Lease shall be held unenforceable by any court of competent jurisdiction, the remainder shall remain in full force and effect, and such unenforceable provision shall be reformed by such court so as to give maximum legal effect to the intention of the parties as expressed therein.

     43. Characterization. A. It is the intent of the parties hereto that the business relationship created by this Lease and any related documents is solely that of a long-term commercial lease between landlord and tenant and has been entered into by both parties in reliance upon the economic and legal bargains contained herein. None of the agreements contained herein, is intended, nor shall the same be deemed or construed, to create a partnership between Lessor and Lessee, to make them joint venturers, to make Lessee an agent, legal representative, partner, subsidiary or employee of Lessor, nor to make Lessor in any way responsible for the debts, obligations or losses of Lessee. B. Lessor and Lessee acknowledge and warrant to each other that each has been represented by independent counsel and has executed this Lease after being fully advised by said counsel as to its effect and significance. This Lease shall be interpreted and construed in a fair and impartial manner without regard to such factors as the party which prepared the instrument, the relative bargaining powers of the parties or the domicile of any party. Whenever in this Lease any words of obligation or duty are used, such words or expressions shall have the same force and effect as though made in the form of a covenant.

     44. Easements. During the Lease Term Lessor shall have the right to grant utility, access or other similar easements on, over, under and above any of the Properties without the prior consent of Lessee, provided that such easements will not materially interfere with Lessee's use of such Properties or business operations or increase Lessee's obligations or decrease Lessee's rights under this Lease; and Lessor agrees to grant utility, access or other similar easements on, over, under and above any of the Properties as Lessee may reasonably request, provided that such easements will not materially interfere with Lessor's ownership of such Properties or materially and adversely impact the value of any of the Properties.

     45. Bankruptcy. A. As a material inducement to Lessor executing this Lease, Lessee acknowledges and agrees that Lessor is relying upon (i) the financial condition and specific operating experience of Lessee and Lessee's obligation to use each of the Properties specifically in accordance with system-wide requirements imposed from time to time on Permitted Facilities, (ii) Lessee's timely performance of all of its obligations under this Lease notwithstanding the entry of an order for relief under the Code for Lessee and (iii) all defaults under this Lease as to all Properties being cured promptly and this Lease being assumed within 60 days of any order for relief entered under the Code for Lessee, or this Lease being rejected within such 60 day period and the Properties surrendered to Lessor. Accordingly, in consideration of the mutual covenants contained in this Lease and for other good and valuable consideration, Lessee hereby agrees that:

                  (i) All  obligations  that accrue under this Lease
(including the obligation to pay rent), from and after the date that an Action is commenced shall be timely performed exactly as provided in this Lease and any failure to so perform shall be harmful and prejudicial to Lessor;

                  (ii) Any and all obligations under this Lease that become due from and after the date that an Action is commenced and that are not paid as required by this Lease shall, in the amount of such rents, constitute administrative expense claims allowable under the Code with priority of payment at least equal to that of any other actual and necessary expenses incurred after the commencement of the Action;

                  (iii) Any extension of the time period within which Lessee may assume or reject this Lease without an obligation to cause all obligations coming due under this Lease from and after the date that an Action is commenced to be performed as and when required under this Lease shall be harmful and prejudicial to Lessor;

                  (iv) Any time period designated as the period within which Lessee must cure all defaults and compensate Lessor for all pecuniary losses which extends beyond the date of assumption of this Lease shall be harmful and prejudicial to Lessor;

                  (v) Any assignment of this Lease must result in all terms and conditions of this Lease being assumed by the assignee without alteration or amendment, and any assignment which results in an amendment or alteration of the terms and conditions of this Lease without the express written consent of Lessor shall be harmful and prejudicial to Lessor;

                  (vi) Any proposed assignment of this Lease to an assignee: (a) that will not use the Properties specifically as Permitted Facilities, or (b) that does not possess financial condition, operating performance and experience characteristics equal to or better than the financial condition, operating performance and experience of Lessee as of the Effective Date, shall be harmful and prejudicial to Lessor;

                  (vii) The rejection (or deemed rejection) of this Lease for any reason whatsoever shall constitute cause for immediate relief from the automatic stay provisions of the Code, and Lessee stipulates that such automatic stay shall be lifted immediately and possession of the Properties will be delivered to Lessor immediately without the necessity of any further action by Lessor; and

                  (viii) This Lease shall at all times be treated as consistent with the specific characterizations set forth in Section 3 of this Lease, and assumption or rejection of this Lease shall be (a) in its entirety, (b) for all of the Properties, and (c) in strict accordance with the specific terms and conditions of this Lease.

     B. No provision of this Lease shall be deemed a waiver of Lessor's rights or remedies under the Code or applicable law to oppose any assumption and/or assignment of this Lease, to require timely performance of Lessee's obligations under this Lease, or to regain possession of the Properties as a result of the failure of Lessee to comply with the terms and conditions of this Lease or the Code.

     C. Notwithstanding anything in this Lease to the contrary, all amounts payable by Lessee to or on behalf of Lessor under this Lease, whether or not expressly denominated as such, shall constitute "rent" for the purposes of the Code.

     D. For purposes of this Section addressing the rights and obligations of Lessor and Lessee in the event that an Action is commenced, the term "Lessee" shall include Lessee's successor in bankruptcy, whether a trustee, Lessee as debtor in possession or other responsible person.

     46. No Offer. No contractual or other rights shall exist between Lessor and Lessee with respect to the Properties until both have executed and delivered this Lease, notwithstanding that deposits may have been received by Lessor and notwithstanding that Lessor may have delivered to Lessee an unexecuted copy of this Lease. The submission of this Lease to Lessee shall be for examination purposes only, and does not and shall not constitute a reservation of or an option for Lessee to lease or otherwise create any interest on the part of Lessee in the Properties.

     47. Other Documents. Each of the parties agrees to sign such other and further documents as may be reasonably necessary or appropriate to carry out the intentions expressed in this Lease.

     48. Attorneys' Fees. In the event of any judicial or other adversarial proceeding between the parties concerning this Lease, to the extent permitted by law, the prevailing party shall be entitled to recover all of its reasonable attorneys' fees and other costs in addition to any other relief to which it may be entitled. In addition, Lessor shall, upon demand, be entitled to all attorneys' fees and all other costs incurred in the preparation and service of any notice or demand hereunder, whether or not a legal action is subsequently commenced.

     49. Entire Agreement. This Lease and any other instruments or agreements referred to herein, constitute the entire agreement between the parties with respect to the subject matter hereof, and there are no other representations, warranties or agreements except as herein provided. Without limiting the foregoing, Lessee specifically acknowledges that neither Lessor nor any agent, officer, employee or representative of Lessor has made any representation or warranty regarding the projected profitability of the business to be conducted on the Properties. Furthermore, Lessee acknowledges that Lessor did not prepare or assist in the preparation of any of the projected figures used by Lessee in analyzing the economic viability and feasibility of the business to be conducted by Lessee at the Properties.

     50. Forum Selection; Jurisdiction; Venue; Choice of Law. Lessee acknowledges that this Lease was partially negotiated in the State of Arizona, this Lease was executed and delivered in the State of Arizona, all payments under this Lease will be delivered in the State of Arizona (unless otherwise directed by Lessor or its successors) and there are substantial contacts between the parties and the transactions contemplated herein and the State of Arizona. Except for purposes of any action or proceeding concerning the creation of this Lease and the rights and remedies of Lessor with respect to the Properties (which actions or proceedings shall be conducted in the state where the affected Property is located), for purposes of any action or proceeding arising out of this Lease, the parties hereto expressly submit to the jurisdiction of all federal and state courts located in the State of Arizona. Lessee and Lessor consent that they may be served with any process or paper by registered mail or by personal service within or without the State of Arizona in accordance with applicable law. Furthermore, each of Lessee and Lessor waive and agree not to assert in any such action, suit or proceeding that it is not personally subject to the jurisdiction of such courts, that the action, suit or proceeding is brought in an inconvenient forum or that venue of the action, suit or proceeding is improper. The creation of this Lease and the rights and remedies of Lessor with respect to the Properties, as provided herein and by the laws of the states in which the Properties are located, as applicable, shall be governed by and construed in accordance with the internal laws of the states in which the Properties are located, as applicable, without regard to principles of conflicts of law. With respect to other provisions of this Lease, this Lease shall be governed by the internal laws of the State of Arizona, without regard to its principles of conflicts of law. Nothing contained in this Section shall limit or restrict the right of Lessor or Lessee to commence any proceeding in the federal or state courts located in the states in which the Properties are located to the extent Lessor or Lessee deems such proceeding necessary or advisable to exercise remedies available under this Lease.

     51. Counterparts. This Lease may be executed in one or more counterparts, each of which shall be deemed an original.

     52. Memorandum of Master Lease. Concurrently with the execution of this Lease, Lessor and Lessee are executing the Memorandum to be recorded in the applicable real property records with respect to each of the Properties.

     53. No Brokerage. Lessor and Lessee represent and warrant to each other that they have had no conversation or negotiations with any broker concerning the leasing of the Properties, except Lessee's engagement of Banc of America Securities LLC whose fee shall be paid by Lessee. Each of Lessor and Lessee agrees to protect, indemnify, save and keep harmless the other, against and from all liabilities, claims, losses, costs, damages and expenses, including attorneys' fees, arising out of, resulting from or in connection with their breach of the foregoing warranty and representation.

     54. Waiver of Jury Trial and Punitive, Consequential, Special and Indirect Damages. LESSOR AND LESSEE HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO A TRIAL BY JURY WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY EITHER OF THE PARTIES HERETO AGAINST THE OTHER OR ITS SUCCESSORS WITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS LEASE, THE RELATIONSHIP OF LESSOR AND LESSEE, LESSEE'S USE OR OCCUPANCY OF ANY OF THE PROPERTIES, AND/OR ANY CLAIM FOR INJURY OR DAMAGE, OR ANY EMERGENCY OR STATUTORY REMEDY. THIS WAIVER BY THE PARTIES HERETO OF ANY RIGHT EITHER MAY HAVE TO A TRIAL BY JURY HAS BEEN NEGOTIATED AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN. FURTHERMORE, LESSOR AND LESSEE HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL AND INDIRECT DAMAGES FROM THE OTHER PARTY AND ANY OF SUCH OTHER PARTY'S AFFILIATES, OFFICERS, DIRECTORS, MEMBERS OR EMPLOYEES OR ANY OF THEIR SUCCESSORS WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM
BROUGHT BY A PARTY AGAINST THE OTHER PARTY OR ANY OF SUCH OTHER PARTY'S AFFILIATES, OFFICERS, DIRECTORS, MEMBERS OR EMPLOYEES OR ANY OF THEIR SUCCESSORS WITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS LEASE OR ANY DOCUMENT CONTEMPLATED HEREIN OR RELATED HERETO, EXCEPT THAT SUCH WAIVER ON THE PART OF LESSOR SHALL NOT BE DEEMED TO LIMIT, REDUCE OR PRECLUDE IN ANY WAY LESSOR'S REMEDIES PURSUANT TO SECTION 23 HEREOF. THE RECIPROCAL WAIVERS BY LESSOR AND LESSEE OF ANY RIGHT EITHER MAY HAVE TO SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL AND INDIRECT DAMAGES HAS BEEN NEGOTIATED BY THE PARTIES HERETO AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN.

     55. Reliance By Environmental Insurer and Lender. (a) Lessee acknowledges and agrees that Environmental Insurer may rely on the representations, warranties and covenants set forth in Section 16 of this Lease, that
Environmental Insurer is an intended third-party beneficiary of such representations, warranties and covenants and that Environmental Insurer shall have all rights and remedies available at law or in equity as a result of a breach of such representations, warranties and covenants, including to the extent applicable, the right of subrogation.

     (b) Lessee acknowledges and agrees that Lender may rely on all of the representations, warranties and covenants set forth in this Lease, that Lender is an intended third-party beneficiary of such representations, warranties and covenants and that Lender shall have all rights and remedies available at law or in equity as a result of a breach of such representations, warranties and covenants, including to the extent applicable, the right of subrogation.

     56. Document Review. In the event Lessee makes any request upon Lessor requiring Lessor, Lender or the attorneys of Lessor or Lender to review and/or prepare (or cause to be reviewed and/or prepared) any documents, plans, specifications or other submissions in connection with or arising out of this Lease, then Lessee shall reimburse Lessor or its designee promptly upon Lessor's demand therefor for all out-of-pocket costs and expenses incurred by Lessor in connection with such review and/or preparation.

     57. Substitution. A. Subject to the fulfillment of all of the conditions set forth in the following subsection B, Lessee shall have the right to deliver a rejectable offer to Lessor (each, a "Rejectable Substitution Offer") to substitute a Substitute Property for a Property if: (i) the terms of Section 21.B of this Lease permit such substitution (each, a "Casualty/Condemnation Substitution"); or (ii) the terms of Section 23.A(ix)(1) of this Lease permit such substitution (each, a "FCCR Substitution").

     In addition, from and after the third anniversary of the Effective Date (and prior to such third anniversary if Lessor's prior written consent is obtained) and subject to the fulfillment of all of the conditions set forth in the following subsection B, Lessee shall also have the right to deliver a Rejectable Substitution Offer to substitute a Substitute Property for a Property if the Fixed Charge Coverage Ratio (with the definitions of Section 8.A being deemed to be modified, as contemplated by Section 23.A(ix), to provide for a calculation of a "Fixed Charge Coverage Ratio" for the Property to be replaced only) for the Property to be replaced is less than 1.25:1 for the FCCR Period (each, an "Uneconomic Substitution"); provided, however, the number of Properties for which Lessee may do an Uneconomic Substitution shall not exceed nine (9) Properties in the aggregate (it being understood that serial substitutions of a Property shall be permitted, provided that each separate substitution in the series shall count against the limit).

         Each Rejectable Substitution Offer shall identify the proposed Substitute Property in reasonable detail and contain a certificate executed by a duly authorized officer of Lessee pursuant to which Lessee shall certify that in Lessee's good faith judgment such proposed Substitute Property satisfies as of the date of such notice, or will satisfy as of the date of the closing of such substitution, all of the applicable conditions to substitution set forth in this
Section 57. Lessee agrees to deliver to Lessor all of the diligence information and materials contemplated by the provisions of Section 57.B of this Lease within 30 days after the delivery to Lessor of a Rejectable Substitution Offer.

     Lessor shall have 90 days from the delivery of a Rejectable Substitution Offer notice satisfying the requirements of the preceding paragraph to deliver to Lessee written notice of its election to either accept or reject the Rejectable Substitution Offer. Lessor's failure to deliver such notice within such time period shall be deemed to constitute Lessor's acceptance of the Rejectable Substitution Offer. If the Mortgage corresponding to the Property to be replaced is still outstanding, any rejection of the Rejectable Substitution Offer by Lessor shall not be effective unless it is consented to in writing by Lender. If Lessor accepts the Rejectable Substitution Offer or is deemed to have accepted the Rejectable Substitution Offer or if Lender does not consent in writing to any rejection of the Rejectable Substitution Offer by Lessor, then Lessee shall complete such substitution, subject, however, to the satisfaction of each of the applicable terms and conditions set forth in this Section 57. If Lessor rejects the Rejectable Substitution Offer pursuant to the previous paragraph for reasons other than that, in Lessor's reasonable judgment, the proposed Substitute Property would not have satisfied the applicable substitution conditions set forth in this Section 57, and such rejection is consented to by Lender, then:

          (X) if such rejected Rejectable Substitution Offer was made with respect to a Casualty/Condemnation Substitution, the provisions of the last paragraph of Section 21.B and the last sentence of the second paragraph of
     Section 21.B shall be applicable; (Y) if such rejected Rejectable Substitution Offer was made with respect to a FCCR Substitution, then the breach of the Aggregate Fixed Charge Coverage Ratio requirement which was the basis of such Rejectable Substitution Offer shall be deemed waived; and
     (Z) if such rejected Rejectable Substitution Offer was made with respect to a Uneconomic Substitution, this Lease shall terminate with respect to the Property which Lessee proposed to replace on the next scheduled Base Monthly Rental payment date (the "Early Substitution Termination Date") provided Lessee has paid to Lessor all Base Annual Rental, Additional Rental and all other sums and obligations then due and payable under this Lease as of such Early Substitution Termination Date. On the Early
     Substitution Termination Date, and provided Lessee shall have paid to Lessor all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease as of the Early Substitution Date:

          (i) the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the Applicable Rent Reduction Percentage for the Property which Lessee proposed to replace, and (y) the Base Annual Rental then in effect; and (ii) all obligations of Lessor and Lessee shall cease as of the Early Substitution Termination Date with respect to such Property; provided, however, Lessee's obligations to Lessor with respect to such Property under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19 of this Lease) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the Early Substitution Termination Date shall survive the termination of this Lease with respect to such Property or otherwise. This Lease shall, however, continue in full force and effect with respect to all other Properties.

          B. The substitution of a Substitute Property for a Property pursuant to the preceding subsection A shall be subject to the fulfillment of all of the following terms and conditions:

          (i) The Substitute Property must: (1) be a Permitted Facility, in good condition and repair, ordinary wear and tear excepted; (2) have a Fixed Charge Coverage Ratio (with the definitions of Section 8.A being deemed to be modified, as contemplated by the following sentence to provide for a calculation of an individual "Fixed Charge Coverage Ratio" for the Substitute Property only) for the FCCR Period of not less than the greater of (X) 1.25:1 or (Y) the Fixed Charge Coverage Ratio for the Property to be replaced for such FCCR Period; provided that, with respect to each FCCR Substitution, the Fixed Charge Coverage Ratio for the Substitute Property for such FCCR Period must also be high enough (after taking into account any other substitutions for Properties which are being consummated simultaneously therewith) to result in a cure of the breach of the Aggregate Fixed Charge Coverage Ratio requirement (it being understood and agreed that the determination of the Fixed Charge Coverage Ratio for the Substitute Property shall be based on an assumption that the Operating Lease Expense for the Substitute Property would be the same amount as the Operating Lease Expense for the Property to be replaced, as determined in accordance with the last sentence of this subitem (2)). For purposes of this subitem (2), the definitions set forth in Section 8.A of this Lease with respect to the calculation of the Aggregate Fixed Charge Coverage Ratio shall be deemed modified as applicable to provide for the calculation of a Fixed Charge Coverage Ratio for each Property on an individual basis rather than on an aggregate basis with the other Properties. For purposes of such calculation, the Operating Lease Expense with respect to this Lease for each such Property shall equal the product of (x) the Applicable Rent Reduction Percentage for such Property, and (y) the Base Annual Rental then in effect; (3) have a fair market value no less than the greater of the then fair market value of the Property being replaced or the fair market value of such Property as of the Effective Date (in each case, determined without regard to this Lease, but assuming that while this Lease has been in effect, Lessee has complied with all of the terms and conditions of this Lease), as reasonably determined by Lessor, and consented to by Lender, utilizing the same valuation method as used in connection with the closing of the transaction described in the Sale-Leaseback Agreement, which was based upon the sum of (x) the fair market value of the land comprising such Property and (y) the replacement cost of the improvements located thereon;
     (4) have improvements which have a remaining useful life substantially equivalent to, or better than, that of the improvements located at the Property to be replaced; (5) be conveyed to Lessor (or, if directed by Lessor, to Lessor and a person designated to acquire the remainderman interest) by special or limited warranty deed, free and clear of all liens and encumbrances, except such matters as are reasonably acceptable to Lessor (the "Substitute Property Permitted Exceptions"); and (6) be located in either (a) the same state as the Property to be replaced is then located, or (b) in another state acceptable to Lessor in Lessor's reasonable discretion;

          (ii) Lessor shall have inspected and approved the Substitute Property utilizing Lessor's customary site inspection and underwriting approval criteria. Lessee shall have reimbursed Lessor and Lender for all of their reasonable costs and expenses incurred with respect to such proposed substitution, including, without limitation, Lessor's third-party and/or in-house site inspectors' costs and expenses with respect to the proposed Substitute Property. Lessee shall be solely responsible for the payment of all costs and expenses resulting from such proposed substitution, regardless of whether such substitution is consummated, including, without limitation, the cost of title insurance and endorsements for both Lessor and Lender, survey charges, stamp taxes, mortgage taxes, transfer fees, escrow and recording fees, the cost of environmental policies or endorsements to the Environmental Policies as applicable, income and transfer taxes imposed on Lessor as a result of such substitution and the reasonable attorneys' fees and expenses of counsel to Lessee, Lessor and Lender;

                  (iii) Lessor shall have received a preliminary title report and irrevocable commitment to insure title by means of an ALTA extended coverage owner's policy of title insurance (or its equivalent, in the event such form is not issued in the jurisdiction where the proposed Substitute Property is located) for the proposed Substitute Property issued by Title Company and committing to insure Lessor's good and marketable title in the proposed Substitute Property, subject only to the Substitute Property Permitted Exceptions and containing endorsements substantially comparable to those required by Lessor at the Closing (as defined in the Sale-Leaseback Agreement) and Lender shall have received such title report and irrevocable commitment to insure its first priority lien encumbering the proposed Substitute Property as Lender shall reasonably require;

                  (iv) Lessor shall have received a current ALTA survey of the proposed Substitute Property, the form of which shall be comparable to those received by Lessor at the Closing and sufficient to cause the standard survey exceptions set forth in the title policy referred to in the preceding subsection to be deleted;

                  (v) Lessor shall have received an environmental insurance policy with respect to the proposed Substitute Property, or to the extent applicable, an endorsement to the Environmental Policies, the form and substance of which shall be satisfactory to Lessor in its sole discretion;

                  (vi) Lessee  shall  deliver,  or cause to be  delivered,  with respect to Lessee and the Substitute Property, opinions of Counsel (as defined in the Sale-Leaseback Agreement) in form and substance comparable to those received at Closing (but also addressing such matters unique to the Substitute Property as may be reasonably required by Lessor);

                  (vii)  no  Event  of  Default   shall  have  occurred  and  be
         continuing under any of the Sale-Leaseback Documents;

                  (viii) Lessee shall have executed such documents as may be reasonably required by Lessor as a result of such substitution, including amendments to this Lease and the Memorandum (the "Substitute Documents"), all of which documents shall be in form and substance reasonably satisfactory to Lessor;

                  (ix) the representations and warranties set forth in the Substitute Documents, this Lease and the Sale-Leaseback Agreement applicable to the proposed Substitute Property shall be true and correct in all material respects as of the date of substitution, and Lessee shall have delivered to Lessor an officer's certificate certifying to that effect;

                  (x) Lessee shall have delivered to Lessor certificates of insurance showing that insurance required by the Substitute Documents is in full force and effect;

                  (xi) Lessor shall have obtained an endorsement to the policy of residual value insurance issued to Lessor and Lender in connection with the transaction described in the Sale-Leaseback Agreement with respect to the proposed Substitute Property, which endorsement shall be in form and substance reasonably satisfactory to Lessor and Lender;

         (xii) Lender shall have consented to the substitution of the proposed Substitute Property; and (xiii) the date of the closing of the substitution shall occur no later than 30 days after the date of acceptance (or deemed acceptance) by Lessor of the Rejectable Substitution Offer.

          C. Upon satisfaction of the foregoing conditions set forth in Section 57.B and provided Lessor has accepted the Rejectable Substitution Offer or is deemed to have accepted the Rejectable Substitution Offer, or while the Mortgage corresponding to such Property is still outstanding, any rejection of the Rejectable Substitution Offer by Lessor is not consented to in writing by the Lender:

                  (i) the proposed Substitute Property shall be deemed substituted for the Property to be replaced;

                  (ii) the Substitute Property shall be referred to herein as a "Property" and included within the definition of "Properties";

                  (iii) the Substitute Documents shall be dated as of the date of the substitution; and

                  (iv) Lessor shall convey the Property to be replaced to Lessee or a designee of Lessee "as-is" by special warranty deed, subject to all matters of record (except for the Mortgage corresponding to the Property to be replaced and any other consensual liens granted by Lessor other than those granted by Lessor at the written request of Lessee), and without representation or warranty, except as provided for in the special warranty deed.

          D. Notwithstanding the foregoing, nothing in this Section 57 shall be construed as limiting or otherwise adversely affecting the representations, warranties, covenants and characterizations set forth in Lease, including, without limitation, those provisions set forth in Section 3 of this Lease.

          58. Rejectable Purchase Offer. A. If Lessor shall have given Lessee notice of a breach of the Aggregate Fixed Charge Coverage Ratio requirement under this Lease, Lessee shall have the right to deliver a rejectable offer to Lessor (a "Rejectable Purchase Offer") to purchase such of the Properties as is contemplated by Section 23.A(ix)(2), subject to the fulfillment of all of the conditions set forth in this Section 58.

Lessor shall have 90 days from the delivery of the Rejectable Purchase Offer notice to deliver to Lessee written notice of its election to either accept or reject the Rejectable Purchase Offer. Lessor's failure to deliver such notice within such time period shall be deemed to constitute Lessor's acceptance of the Rejectable Purchase Offer. If the Mortgage corresponding to the Property to be purchased is still outstanding, any rejection of the Rejectable Purchase Offer by Lessor shall not be effective unless it is consented to in writing by Lender. If Lessor accepts the Rejectable Purchase Offer or is deemed to have accepted the Rejectable Purchase Offer or if Lender does not consent in writing to any rejection of the Rejectable Purchase Offer by Lessor, then Lessee shall complete such purchase, subject, however, to the satisfaction of each of the terms and conditions set forth in the following subsection B. If Lessor rejects the Rejectable Purchase Offer pursuant to the previous paragraph, and, while the Mortgage corresponding to the Property to be purchased is still outstanding, such rejection is consented to by Lender, then, the breach of the Aggregate Fixed Charge Coverage Ratio requirement which was the basis of such Rejectable Purchase Offer shall be deemed waived.

         B. The purchase of a Property pursuant to the preceding subsection A shall be subject to the fulfillment of all of the following terms and conditions:

         (i) no Event of Default shall have occurred and be continuing under any of the Sale-Leaseback Documents; (ii) the purchase of such Property (together with any other Properties which are being purchased simultaneously therewith) must result in a cure of the breach of the Aggregate Fixed Charge Coverage Ratio requirement; (iii) Lessee shall have paid to Lessor the Subject Purchase Price (as defined below), together with all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease as of the date of the closing of such purchase; (iv) Lessee shall be solely responsible for the payment of all costs and expenses resulting from such proposed purchase, regardless of whether the purchase is consummated, including, without limitation, to the extent applicable, the cost of title insurance and endorsements, including, survey charges, stamp taxes, mortgage taxes, transfer taxes and fees, escrow and recording fees, taxes imposed on Lessor as a result of such purchase (except for taxes on income), the attorneys' fees of Lessee and the reasonable attorneys' fees and expenses of counsel to Lessor and Lender; and (v) the date of the closing of such purchase shall occur on the next scheduled Base Monthly Rental payment date following Lessor's acceptance (or deemed acceptance) of the Rejectable Purchase Offer, but in no event later than 30 days after the date of acceptance (or deemed acceptance) by Lessor of such Rejectable Purchase Offer.
On the date of the closing of the purchase of a Property pursuant to this Section (the "Rejectable Purchase Closing Date"), subject to satisfaction of the foregoing conditions:
         (1) this Lease shall be deemed terminated with respect to such Property only, but this Lease shall continue in full force and effect with respect to all of the other Properties; provided, however, such termination shall not limit Lessee's obligations to Lessor with respect to such Property under any indemnification provisions of this Lease (including, without limitation, Sections 16 and 19 of this Lease) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the Rejectable Purchase Closing Date shall survive the termination of this Lease; (2) the Base Annual Rental shall be reduced for each such Property by an amount equal to the product of (x) the Applicable Rent Reduction Percentage for such Property and (y) the Base Annual Rental then in effect; and (3) Lessor shall convey such Property to Lessee "as-is" by special warranty deed, subject to all matters of record (except for the Mortgage corresponding to the Property to be replaced and any other consensual liens granted by Lessor other than those granted by Lessor at the written request of Lessee), and without representation or warranty except as provided for in the special warranty deed. For purposes of this Section 58, the term "Subject Purchase Price" shall mean the product of the amount specified on
         Schedule I attached hereto which corresponds to the time period during which such purchase occurs multiplied by the Purchase Price for the Property being purchased.

          59. State Specific Provisions. The provisions and/or remedies which are set forth on Schedule II shall be deemed a part of and included within the terms and conditions of this Lease.

IN WITNESS WHEREOF, Lessor and Lessee have entered into this Lease as of the date first above written.

WITNESSES:                                LESSOR:

                              DAPPER PROPERTIES [I] [II] [III], LLC,
                              a Delaware limited liability company

____________________          By  Dapper Equity [I] [II] [III],  LLC, a Delaware
Printed Name: ___________     limited liability company, its member


_________________________     By:
Printed Name: ___________        Jamie Grossman
                                 Its Vice President


                                           LESSEE:
                              DISCOUNT AUTO PARTS, INC.,
                              a Florida corporation


________________________      By:
Printed Name: __________         C. Michael Moore
                                 Its Executive Vice President-Finance and
                                 Chief Financial Officer

Printed Name: ____________________


Lessee's Tax Identification Number:

59-1447420

STATE OF ARIZONA                            ]
                                            ] SS.
COUNTY OF MARICOPA                          ]


         The foregoing instrument was acknowledged before me on February ____, 2001 by Jamie Grossman, Vice President of Dapper Equity [I] [II] [III], LLC, a Delaware limited liability company, member of Dapper Properties [I] [II] [III], LLC, a Delaware limited liability company, on behalf of the limited liability company.



                                  Notary Public

My Commission Expires:







STATE OF ARIZONA                            ]
                                            ] SS.
COUNTY OF MARICOPA                          ]


The foregoing instrument was acknowledged before me on February ___, 2001 by C. Michael Moore, Executive Vice President-Finance and Chief Financial Officer of Discount Auto Parts, Inc., a Florida corporation, on behalf of the corporation.



                                  Notary Public

My Commission Expires:

STATE OF ARIZONA                            )
                                            )  SS.
COUNTY OF MARICOPA                          )

         I, the undersigned authority, a Notary Public in and for said County in said State, hereby certify that Jamie Grossman, whose name as Vice President of Dapper Equity [I] [II] [III], LLC, a Delaware limited liability company, member of Dapper Properties [I] [II] [III], LLC, a Delaware limited liability company, is signed to the foregoing instrument, and who is known to me, acknowledged before me on this day that, being informed of the contents of the instrument, she, as such representative and with full authority, executed the same voluntarily for and as the act of said limited liability company.

         Given under my hand and official seal this day of February, 2001.



                                  Notary Public


My Commission Expires:  ________________







STATE OF ARIZONA                            )
                                            )  SS.
COUNTY OF MARICOPA                          )

         I, the undersigned authority, a Notary Public in and for said County in said State, hereby certify that C. Michael Moore, whose name as Executive Vice President-Finance and Chief Financial Officer of Discount Auto Parts, Inc., a Florida corporation, is signed to the foregoing instrument, and who is known to me, acknowledged before me on this day that, being informed of the contents of the instrument, he, as such representative and with full authority, executed the same voluntarily for and as the act of said corporation.

         Given under my hand and official seal this day of February, 2001.



                                  Notary Public


My Commission Expires:  ________________

                                    EXHIBIT A

                                   PROPERTIES

                                   EXHIBIT A-1

                        LEGAL DESCRIPTIONS OF PROPERTIES

                                   SCHEDULE I

                              STIPULATED LOSS VALUE

                                   SCHEDULE II

                            STATE SPECIFIC PROVISIONS

The following provisions shall be deemed a part of the Lease to the extent any of the Properties are located in the applicable states:

          ALABAMA:
         The taxes and  assessments  required  to be paid by Lessee  pursuant to
Section 10 of the Lease shall also include any Alabama Business Privilege Tax owed by Lessor or Remainderman which is attributable to the period of time in which this Lease is in effect. Lessee shall remit to Lessor the amount required to be paid by Lessor or Remainderman with respect to the Alabama Business Privilege Tax annually within ten (10) days after Lessor's request.

         FLORIDA:
Radon Gas. Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from the county health public health unit.

          LOUISIANA:
Any and all declarations of facts made by authentic act before a notary public in the presence of two witnesses by a person declaring that such facts lie within his or her knowledge, shall constitute authentic evidence of such facts for the purpose of executory process. Lessee specifically agrees that such an affidavit by a representative of Lessor as to the existence, amount, terms and maturity of the Indebtedness Hereby Secured (as defined in each Mortgage with respect to real property located in Louisiana) and of a default thereunder shall constitute authentic evidence of such facts for the purpose of executory process.

                                  EXHIBIT 10.29
                            SALE-LEASEBACK AGREEMENT


THIS SALE-LEASEBACK AGREEMENT (this "Agreement") is made as of February 27, 2001, by and between DAPPER PROPERTIES [I] [II] [III], LLC, a Delaware limited liability company ("Buyer"), whose address is c/o U.S. Realty Advisors, LLC, 1370 Avenue of the Americas, New York, New York 10019, and DISCOUNT AUTO PARTS, INC., a Florida corporation ("Seller"), whose address is 4900 Frontage Road South, Lakeland, Florida 33815.

                             PRELIMINARY STATEMENT:

Unless otherwise expressly provided herein, all defined terms used in this Agreement shall have the meanings set forth in Section 1. Seller owns or has an option or right to purchase the Properties. Buyer desires to purchase the Properties pursuant to this Agreement and lease the Properties to Seller pursuant to the Lease.
                                   AGREEMENT:

In consideration of the mutual covenants and provisions of this Agreement, the parties agree as follows:

          1. Definitions. The following terms shall have the following meanings for all purposes of this Agreement:

          "Acknowledgement" means the Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement dated as of the date of this Agreement among Buyer, Seller, Lender and Remainderman. A duplicate original Acknowledgement will be executed and recorded in the applicable real property records for each Property. Each Acknowledgement will contain exhibits with the addresses and store identification numbers for all of the Properties and the legal description for the applicable Property.

          "Affiliate" means any person or entity which directly or indirectly controls, is under common control with, or is controlled by any other person or entity. For purposes of this definition, "controls", "under common control with" and "controlled by" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person or entity, whether through ownership of voting securities or otherwise. "Closing" shall have the meaning set forth in
     Section 5.

         "Closing Date" shall have the meaning set forth in Section 5.

          "Code" means the United States Bankruptcy Code, 11 U.S.C. Sec. 101 et seq., as amended.

          "Commitment" means that certain commitment letter dated January 17, 2001, among U.S. Realty Advisors, LLC and Seller, and any amendments or supplements thereto.

          "Counsel" means one or more legal counsel to Seller licensed in the states in which (i) the Properties are located, (ii) Seller is incorporated or formed and (iii) Seller maintains its chief executive offices, as selected by Seller and approved by Buyer.

          "De Minimis Amounts" shall mean, with respect to any given level of Hazardous Materials, that level or quantity of Hazardous Materials in any form or combination of forms, the use, storage or release of which does not constitute a violation of, or require regulation or remediation under, any Environmental Laws and is customarily employed in the ordinary course of, or associated with, similar businesses located in the states in which the Properties are located.

          "Environmental Condition" means any condition with respect to soil, surface waters, groundwaters, land, stream sediments, surface or subsurface strata, ambient air and any environmental medium comprising or surrounding any of the Properties, whether or not yet discovered, which could or does result in any damage, loss, cost, expense, claim, demand, order or liability to or against Seller, Buyer or Lender by any third party (including, without limitation, any Governmental Authority), including, without limitation, any condition resulting from the operation of Seller's business and/or the operation of the business of any other property owner or operator in the vicinity of any of the Properties and/or any activity or operation formerly conducted by any person or entity on or off any of the Properties.

          "Environmental Insurer" means American International Specialty Lines Insurance Company or such other insurer providing Environmental Policies reasonably acceptable to Buyer.

          "Environmental Laws" means any present federal, state and local laws, statutes, ordinances, rules, regulations and the like, as well as common law, relating to Hazardous Materials and/or the protection of human health or the environment, by reason of a Release or a Threatened Release of Hazardous Materials or relating to liability for or costs of Remediation or prevention of Releases. "Environmental Laws" includes, but is not limited to, the following statutes, as amended, any successor thereto, and any regulations, rulings, orders or decrees promulgated pursuant thereto, and any state or local statutes, ordinances, rules, regulations and the like
     addressing  similar  issues:  the  Comprehensive   Environmental  Response,
     Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Hazardous Materials Transportation Act; the Resource Conservation and Recovery Act (including but not limited to Subtitle I relating to underground storage tanks); the Solid Waste Disposal Act; the Clean Water Act; the Clean Air Act; the Toxic Substances Control Act; the Safe Drinking Water Act; the Occupational Safety and Health Act; the Federal Water Pollution Control Act; the Federal Insecticide, Fungicide and Rodenticide Act; the Endangered Species Act; the National Environmental Policy Act; and the River and Harbors Appropriation Act. "Environmental Laws" also includes, but is not limited to, any present federal, state and local laws, statutes, ordinances, rules, regulations and the like, as well as common law: conditioning transfer of property upon a negative declaration or other approval of a Governmental Authority of the environmental condition of the property; requiring notification or disclosure of Releases or other environmental condition of any of the Properties to any Governmental Authority or other person or entity, whether or not in connection with transfer of title to or interest in property; imposing conditions or requirements relating to Hazardous Materials in connection with permits or other authorization for lawful activity; relating to nuisance, trespass or other causes of action related to Hazardous Materials; and relating to wrongful death, personal injury, or property or other damage in connection with the physical condition or use of any of the Properties by reason of the presence of Hazardous Materials in, on, under or above any of the Properties.

          "Environmental Policies" means the environmental insurance policy or policies, as applicable, issued by Environmental Insurer to Buyer with respect to the Properties, which Environmental Policies shall be in form and substance satisfactory to Buyer in its sole but reasonable discretion.

          "Event of Default" has the meaning set forth in Section 12.

          "Fee" means an expense deposit made to cover certain costs and expenses associated with the transactions contemplated hereby equal to $150,000.00, which amount has been paid prior to the execution of this Agreement.

          "Franchise Finance" means Franchise Finance Corporation of America, a Maryland corporation, and its successors.

          "Governmental Authority" means any governmental authority, agency, department, commission, bureau, board, instrumentality, court or quasi-governmental authority of the United States, the states in which the Properties are located or any political subdivision thereof.

          "Hazardous Materials" means (i) any toxic substance or hazardous waste, substance, solid waste or related material, or any pollutant or contaminant; (ii) radon gas, asbestos in any form which is or could become friable, urea formaldehyde foam insulation, transformers or other equipment which contains dielectric fluid containing levels of polychlorinated biphenyls in excess of federal, state or local safety guidelines, whichever are more stringent, or any petroleum product; (iii) any substance, gas, material or chemical which is or may be defined as or included in the definition of "hazardous substances," "toxic substances," "hazardous materials," "hazardous wastes," "regulated substances" or words of similar import under any Environmental Laws; and (iv) any other chemical, material, gas or substance the exposure to or release of which is or may be prohibited, limited or regulated by any Governmental Authority that asserts or may assert jurisdiction over any of the Properties or the operations or activity at any of the Properties, or any chemical, material, gas or substance that does or may pose a hazard to the health and/or safety of the occupants of any of the Properties or the owners and/or occupants of property adjacent to or surrounding any of the Properties.

          "Indemnified  Parties"  has the  meaning  set  forth  in  Section  14.

          "Knowledge" or "knowledge' means the actual knowledge of the person.

          "Lease" means the master lease agreement dated as of the date of this Agreement to be executed by Buyer, as lessor, and Seller, as lessee, with respect to the Properties, as the same may be amended from time to time.

          "Lender" means FFCA [Acquisition] [Funding] Corporation, a Delaware corporation.

          "Loan Agreement" means the Loan Agreement dated as of the date of this Agreement in effect between Buyer and Lender, as such agreement may be amended from time to time and any and all replacements or substitutions thereof.

          "Memorandum" means the memorandum of master lease dated as of the date of this Agreement to be executed by Buyer, as lessor, and Seller, as lessee, with respect to the Properties. A duplicate original Memorandum will be executed and recorded in the applicable real property records for each Property. Each Memorandum will contain exhibits with the addresses and store identification numbers for all of the Properties and the legal description for the applicable Property.

          "Non-Foreign   Seller   Certificate"   means  the  non-foreign  seller
     certificate to be executed and delivered by Seller to Buyer prior to or on the Closing Date.

          "Other Agreements" means, collectively, all agreements and instruments now or hereafter entered into between, among or by (1) any of the Seller Entities, and, or for the benefit of, (2) Buyer; provided, however, the term Other Agreements shall not include this Agreement and the other Sale-Leaseback Documents.

          "Pending Actions" means the legal proceedings described in Seller's Quarterly Report on Form 10-Q with respect to its fiscal quarter ended November 28, 2000 filed with the United States Securities and Exchange Commission.

          "Permitted Exceptions" means those recorded easements, restrictions, liens and encumbrances set forth as exceptions in the title insurance policies issued by Title Company to Buyer and approved by Buyer in connection with this Agreement.

          "Permitted Facility" means (i) a Discount Auto Parts store or (ii) such other retail auto parts store or other concept as approved by Buyer and Lender, such approval not to be unreasonably withheld, conditioned or delayed.

          "Personalty" means all machinery, appliances, furniture, equipment, trade fixtures and other personal property of Seller (excluding inventory) from time to time situated on or used in connection with the Properties; provided, however, the term "Personalty" shall not include the HVAC, supply fans, exhaust fans, air ducts, vents, built-in sinks, built-in countertops, plumbing and electrical fixtures, sign poles and lighting poles, all of which items are intended to be fixtures as such term is used within the definition of "Properties".

          "Properties" means, collectively, the parcels of real estate described by address, Buyer Number and Unit Number in Exhibit A attached hereto and legally described in Exhibit A-1 attached hereto, all rights, privileges and appurtenances associated therewith, and all buildings, structures, fixtures and other improvements now or hereafter located on such real estate (excluding Personalty and inventory).

          "Purchase Price" means the amount specified in Section 3.

          "Questionnaires" means, collectively, (i) the environmental questionnaires completed by Seller with respect to each of the Properties and submitted to Environmental Insurer in connection with the issuance of the Environmental Policies, and (ii) the environmental audits, reports and files submitted by Seller to Buyer prior to Closing with respect to the Properties.

          "Related Sale-Leaseback Agreements" means, collectively, (a) that certain Sale-Leaseback Agreement dated as of the Closing Date between Dapper Properties __, LLC, a Delaware limited liability company, and Seller, and (b) that certain Sale-Leaseback Agreement dated as of the Closing Date between Dapper Properties ___, LLC, a Delaware limited liability company, and Seller.

          "Release" means any release, deposit, discharge, emission, leaking, spilling, seeping, migrating, injecting, pumping, pouring, emptying, escaping,  dumping,  disposing or other  movement of  Hazardous  Materials.


          "Remainderman" shall have the meaning set forth in Section 15.

          "Remediation" means any response, remedial, removal, or corrective action, any activity to cleanup, detoxify, decontaminate, contain or otherwise remediate any Hazardous Materials, any actions to prevent, cure or mitigate any Release, any action to comply with any Environmental Laws or with any permits issued pursuant thereto, any inspection, investigation, study, monitoring, assessment, audit, sampling and testing, laboratory or other analysis, or any evaluation relating to any Hazardous Materials.

          "Sale-Leaseback Documents" means this Agreement, the Lease, the Memorandum, the Acknowledgement and all other documents executed in connection therewith or contemplated thereby.

          "Seller Entities" means, collectively, Seller and all Affiliates of Seller.

          "Threatened Release" means a substantial likelihood of a Release which requires action to prevent or mitigate damage to the soil, surface waters, groundwaters, land, stream sediments, surface or subsurface strata, ambient air or any other environmental medium comprising or surrounding any of the Properties which may result from such Release.

          "Title Company" means the title insurance company described in Section 6.

          "UCC-1 Financing Statements" means such UCC-1 Financing Statements as Buyer shall require to be executed and delivered by Seller with respect to the transactions contemplated by this Agreement.

          2. Transaction. On the terms and subject to the conditions set forth herein:

                  (i) Seller shall sell, or cause to be conveyed, and Buyer shall purchase all of the Properties; and

                  (ii) Buyer shall lease all of the Properties to Seller pursuant to the Lease.

The sale and purchase of all of the Properties pursuant to this Agreement and the lease of all of the Properties to Seller pursuant to the Lease are not severable and shall be considered a single integrated transaction.

         3. Purchase Price. The aggregate purchase price for all of the Properties shall be $21,171,396.00 (the "Purchase Price"). The Purchase Price has been allocated among the Properties as set forth on Exhibit A attached hereto. The Purchase Price shall be paid at the Closing in cash or its equivalent subject to any prorations and adjustments required by this Agreement. The Purchase Price shall be remitted at Closing to Seller or at Seller's direction. In addition to payment of the Purchase Price, Buyer shall be responsible to pay at Closing the following fees and costs: (i) any underwriting, site assessment, valuation, processing and commitment fee payable to Lender, (ii) any costs related to the procurement of residual value insurance policies by Buyer, (iii) attorneys' fees of Kutak Rock LLP, counsel to Lender,
(iv) attorneys' fees of Proskauer Rose LLP, counsel to Buyer, and (v) Buyer's reasonable out-of-pocket costs.

         4. Expense Deposit. At Closing, the Fee shall be applied to the costs to be paid by Seller as contemplated by Section 6 and the balance, if any, shall be refunded to Seller. In the event the transaction set forth in this Agreement fails to close, the Fee shall be applied as contemplated by the Commitment.

         5. Closing Date. The purchase and sale of the Properties shall be closed (the "Closing") within 30 days following the satisfaction of all of the terms and conditions contained herein, but in no event shall the date of the Closing be extended beyond February 27, 2001, unless such extension shall be approved by both Buyer and Seller (the date on which the Closing shall occur is referred to herein as the "Closing Date").

         6. Closing. Buyer has ordered a title insurance commitment for each of the Properties from LandAmerica Financial Group ("Title Company"). Prior to the Closing Date, the parties hereto shall deposit with Title Company all documents and moneys necessary to comply with their obligations under this Agreement. Title Company shall not cause the transaction to close unless and until it has received written instructions from Buyer to do so. Except for the fees and costs to be paid by Buyer pursuant to Section 3, all reasonable costs of such transaction shall be borne by Seller, including, without limitation, the reasonable cost of title insurance and endorsements, the attorneys' fees of Seller, reasonable local counsel attorneys' fees of Buyer and Lender, the cost of the Environmental Policies to be delivered pursuant to Section 11.E, the reasonable cost of the surveys, stamp taxes, transfer fees and escrow and recording fees. All real and personal property and other applicable taxes and assessments and other charges relating to any of the Properties which are due and payable on or prior to the Closing Date, as well as such taxes and assessments due and payable subsequent to the Closing Date but which Title Company requires to be paid at Closing as a condition to the issuance of the title insurance policies described in Section 11.C, shall be paid by Seller at or prior to the Closing, and all other taxes and assessments shall be paid by Seller in its capacity as lessee under the Lease in accordance with the terms of the Lease. The Closing documents shall be dated as of the Closing Date.

Seller and Buyer hereby employ Title Company to act as escrow agent in connection with this transaction. Seller and Buyer will deliver to Title Company all documents, pay to Title Company all sums and do or cause to be done all other things necessary or required by this Agreement, in the reasonable judgment of Title Company, to enable Title Company to comply herewith and to enable any title insurance policy provided for herein to be issued. Title Company is authorized to pay, from any funds held by it for Buyer's or Seller's respective credit all amounts necessary to procure the delivery of such documents and to pay, on behalf of Buyer and Seller, all charges and obligations payable by them, respectively. Seller will pay all charges payable by it to Title Company. Title Company is authorized, in the event any conflicting demand is made upon it concerning these instructions or the escrow, at its election, to hold any documents and/or funds deposited hereunder until an action shall be brought in a court of competent jurisdiction to determine the rights of Seller and Buyer or to interplead such documents and/or funds in an action brought in any such court. Deposit by Title Company of such documents and funds, after deducting therefrom its reasonable charges and its reasonable expenses and attorneys' fees incurred in connection with any such court action, shall relieve Title Company of all further liability and responsibility for such documents and funds. Title Company's receipt of this Agreement and opening of an escrow pursuant to this Agreement shall be deemed to constitute conclusive evidence of Title Company's agreement to be bound by the terms and conditions of this Agreement pertaining to Title Company. Disbursement of any funds shall be made by check, certified check or wire transfer, as directed by Buyer (it being understood that the net proceeds of the sale will be paid to Seller by way of wire transfer). Title Company shall be under no obligation to disburse any funds represented by check or draft, and no check or draft shall be payment to Title Company in compliance with any of the requirements hereof, until it is advised by the bank in which such check or draft is deposited that such check or draft has been honored. Title Company is authorized to act upon any statement furnished by the holder or payee, or a collection agent for the holder or payee, of any lien on or charge or assessment in connection with any of the Properties, concerning the amount of such charge or assessment or the amount secured by such lien without liability or responsibility for the accuracy of such statement. The employment of Title Company as escrow agent shall not affect any rights of subrogation under the terms of any title insurance policy issued pursuant to the provisions thereof.

     7. Representations and Warranties of Buyer. The representations and warranties of Buyer contained in this Section are being made by Buyer as of the date of this Agreement and the Closing Date to induce Seller to enter into this Agreement and consummate the transactions contemplated herein, and Seller has relied, and will continue to rely, upon such representations and warranties from and after the execution of this Agreement and the Closing. Buyer represents and warrants to Seller as follows:

          A. Organization of Buyer. Buyer has been duly formed, is validly existing and has taken all necessary action to authorize the execution, delivery and performance by Buyer of this Agreement.

          B. Authority of Buyer. The person who has executed this Agreement on behalf of Buyer is duly authorized so to do.

          C. Enforceability. Upon execution by Buyer, this Agreement shall constitute the legal, valid and binding obligation of Buyer, enforceable against Buyer in accordance with its terms.

         All representations and warranties of Buyer made in this Agreement shall survive the Closing.

         8. Representations and Warranties of Seller. The representations and warranties of Seller contained in this Section are being made as of the date of this Agreement and the Closing Date to induce Buyer to enter into this Agreement and consummate the transactions contemplated herein, and Buyer has relied, and will continue to rely, upon such representations and warranties from and after the execution of this Agreement and the Closing. Seller represents and warrants to Buyer as follows:

                  A. Information and Financial Statements. Seller has delivered to Buyer financial statements (either audited financial statements or, if Seller does not have audited financial statements, certified financial statements) and certain other information concerning itself, which financial statements and other information are true, correct and complete in all material respects; and no material adverse change has occurred with respect to any such financial statements and other information provided to Buyer since the date such financial statements and other information were prepared or delivered to Buyer. Seller understands that Buyer is relying upon such financial statements and information and Seller represents that such reliance is reasonable. All such financial statements were prepared in accordance with generally accepted accounting principles consistently applied and accurately reflect in all material respects, as of the date of this Agreement and the Closing Date, the financial condition of each individual or entity to which they pertain.

                  B. Organization and Authority. (i) Seller is a duly organized or formed corporation, validly existing and of active status under the laws of its state of incorporation, and qualified to do business in (a) each of the states in which the Properties are located and (b) any other state where such qualification is required except where the failure to be so qualified would not have a material adverse effect on Seller. All necessary corporate action has been taken to authorize the execution, delivery and performance of this Agreement and of the other documents, instruments and agreements provided for herein.

                  (ii) The person who has executed this Agreement on behalf of Seller is duly authorized so to do.

                  C. Enforceability of Documents. Upon execution by Seller, this Agreement and the other documents, instruments and agreements to be executed in connection with this Agreement, shall constitute the legal, valid and binding obligations of Seller, enforceable against Seller in accordance with their respective terms.

                  D. Litigation. There are no suits, actions, proceedings or investigations pending or, to the best of its knowledge, threatened against or involving Seller or any of the Properties before any Governmental Authority, including, without limitation, the Pending Actions, which might reasonably result in any material adverse change in the contemplated business, condition, worth or operations of Seller or any of the Properties.

                  E. Absence of Breaches or Defaults. Seller is not in breach or default under any other document, instrument or agreement to which Seller is a party or by which Seller, any of the Properties or any of Seller's property is subject or bound, which breach or default could reasonably be expected to have a material adverse effect on Seller or any of the Properties. The authorization, execution, delivery and performance of this Agreement and the documents, instruments and agreements provided for herein will not result in any breach or default under any other document, instrument or agreement to which Seller is a party or by which Seller, any of the Properties or any of Seller's property is subject or bound, which breach or default could reasonably be expected to have a material adverse effect on Seller or any of the Properties. The authorization, execution, delivery and performance of this Agreement and the documents, instruments and agreements provided for herein will not violate any applicable law, statute, regulation, rule, ordinance, code, rule or order where the effect of such violation could reasonably be expected to have a material adverse effect on Seller or any of the Properties.

                  F. Utilities. At the Closing Date, each of the Properties will be served by adequate public utilities to permit full utilization of each of the Properties for their intended purposes and all utility connection fees and use charges will have been paid in full.

                  G. Intended Use and Zoning; Compliance With Laws. Seller intends to use each of the Properties solely for the operation of a Permitted Facility in accordance with the standards of operations then in effect on a system-wide basis, and related ingress, egress and parking, and for no other purposes. Each of the Properties is in material compliance with all applicable zoning requirements and the current officers of Seller have not received any written notice that the use of any of the Properties as a Permitted Facility constitutes a nonconforming use under applicable zoning requirements. Each of the Properties complies in all material respects with all applicable statutes, regulations, rules, ordinances, codes, licenses, permits, orders and approvals of any governmental agencies, departments, commissions, bureaus, boards or instrumentalities of the United States, the states in which the Properties are located and all political subdivisions thereof, including, without limitation, all health, building, fire, safety and other codes, ordinances and requirements, all applicable standards of the National Board of Fire Underwriters and the Americans With Disabilities Act of 1990, and all policies or rules of common law, in each case, as amended, and any judicial or administrative interpretation thereof, including any judicial order, consent, decree or judgment applicable to Seller.

                  H. Area Development; Wetlands. No condemnation or eminent domain proceedings affecting any of the Properties have been commenced or, to the knowledge of the officers of Seller, are contemplated. To the knowledge of the officers of Seller, the area where any of the Properties is located has not been declared blighted by any Governmental Authority. Except as may be shown on the surveys for the Properties delivered by or on behalf of Seller to Buyer, each of the Properties and, to the knowledge of Seller's officers, the real property bordering any of the Properties is not designated by any Governmental Authority as wetlands.

                  I. Licenses and Permits; Access. Prior to the Closing Date, Seller shall have all required licenses and permits, both governmental and private, to use and operate each of the Properties in the intended manner. There are adequate rights of access either directly or through an easement, to public roads and ways available to each of the Properties to permit full utilization of each of the Properties for its intended purpose and all such public roads and ways have been completed and dedicated to public use.

                  J. Condition of Properties. As of the Closing Date, each of the Properties will be of good workmanship and materials, fully equipped and operational, in good condition and repair, free from structural defects, clean, orderly and sanitary, safe, well lit, , attractive and well maintained.

                  K. Environmental. Seller is fully familiar with the present use of each of the Properties. To the knowledge of the officers of Seller, no Hazardous Materials have been used, handled, manufactured, generated, produced, stored, treated, processed, transferred or disposed of at or on any of the Properties, except in De Minimis Amounts or in material compliance with all applicable Environmental Laws, and no Release or Threatened Release has occurred at or on any of the Properties except such as have been remedied in compliance with all applicable Environmental Laws. To the knowledge of the officers of Seller, the activities, operations and business undertaken on, at or about each of the Properties, including, but not limited to, any past or ongoing alterations or improvements at each of the Properties, are and have been at all times, in material compliance with all Environmental Laws. To the knowledge of the officers of Sellers, no further action is required to remedy any Environmental Condition directly impacting any of the Properties or violation of, or to be in compliance in all material respects with, any Environmental Laws, and no lien has been imposed on any of the Properties by any Governmental Authority in connection with any Environmental Condition, the violation or threatened violation of any Environmental Laws or the presence of any Hazardous Materials on or off any of the Properties.

         To the knowledge of the officers of Sellers, there is no pending or threatened litigation or proceeding before any Governmental Authority in which any person or entity alleges the violation or threatened violation of any Environmental Laws on or at any of the Properties or the Release, Threatened Release or placement on or at any of the Properties of any Hazardous Materials, or of any facts which would give rise to any such action, nor has Seller (a) received any notice (and the officers of Seller have no actual knowledge) that any Governmental Authority or any employee or agent thereof has determined, threatens to determine or requires an investigation to determine that there has been a violation of any Environmental Laws at, on or in connection with any of the Properties or that there exists a Release, Threatened Release or placement of any Hazardous Materials on or at any of the Properties, or the use, handling, manufacturing, generation, production, storage, treatment, processing, transportation or disposal of any Hazardous Materials at or on any of the Properties other than such as are in material compliance with all applicable Environmental Laws or have been remedied in compliance with all applicable Environmental Laws; (b)
         received  any  notice   under  the  citizen   suit   provision  of  any
         Environmental Law in connection with any of the Properties or any facilities, operations or activities conducted thereon, or any business conducted in connection therewith; or (c) received any request for inspection, request for information, notice, demand, administrative inquiry or any formal or informal complaint or claim with respect to or in connection with the violation or threatened violation of any Environmental Laws or existence of Hazardous Materials relating to any of the Properties or any facilities, operations or activities conducted thereon or any business conducted in connection therewith. To the knowledge of the officers of Seller, the information and disclosures in the Questionnaires are true, correct and complete in all material respects. Buyer and Environmental Insurer may rely on such information and disclosures, and the person or persons executing the Questionnaires were duly authorized to do so.

                  L. Title to Properties. Fee title to each of the Properties is and immediately prior to Closing will be vested in Seller, free and clear of all liens, encumbrances, charges and security interests of any nature whatsoever, except the Permitted Exceptions.

                  M. No Other Agreements and Options. Except as otherwise disclosed in the title commitment or commitments with respect to the Properties, neither Seller nor, to the knowledge of the officers of Seller, any of the Properties is subject to any commitment, obligation, or agreement, including, without limitation, any right of first refusal, option to purchase or lease granted to a third party, which could or would prevent Seller from completing or impair Seller's ability to complete the sale of any of the Properties under this Agreement or which would bind Buyer subsequent to consummation of the transaction contemplated by this Agreement.

                  N. No Mechanics' Liens. There are no outstanding accounts payable, mechanics' liens, or rights to claim a mechanics' lien in favor of any materialman, laborer, or any other person or entity in connection with labor or materials furnished to or performed on any portion of any of the Properties that will not have been fully paid for on or before the Closing Date; no work has been performed or is in progress nor have materials been supplied to any of the Properties or agreements entered into for work to be performed or materials to be supplied to any of the Properties prior to the date hereof, which will not have been fully paid for before the date the same becomes delinquent; Seller shall be responsible for any and all claims for mechanics' liens and accounts payable that have arisen or may subsequently arise due to agreements entered into for and/or any work performed on, or materials supplied to any of the Properties prior to the Closing Date; Seller shall and does hereby agree to defend, indemnify and forever hold Buyer and Buyer's designees harmless for, from and against any and all such mechanics' lien claims, accounts payable or other commitments relating to any of the Properties due to contracts or arrangements initiated by Seller or its agents.

                  O. No Reliance. Seller acknowledges that Buyer did not prepare or assist in the preparation of any of the projected financial information used by Seller in analyzing the economic viability and feasibility of the transaction contemplated by this Agreement, and that Seller has not relied on any report or statement by Buyer in entering into this Agreement. Furthermore, Seller acknowledges that it has not relied upon, nor may it hereafter rely upon, the analysis undertaken by Buyer in determining the Purchase Price, and such analysis will not be made available to Seller.

                  P. Purchase Price. The Purchase Price is the fair market value of the Properties and was agreed to by Seller and Buyer solely on that basis.

All representations and warranties of Seller made in this Section 8 shall survive the Closing. Seller acknowledges and agrees that Environmental Insurer may rely on the environmental representations and warranties set forth in the preceding subsection K, that Environmental Insurer is an intended third-party beneficiary of such representations and warranties and that Environmental Insurer shall have all rights and remedies available at law or in equity as a result of a breach of such representations and warranties, including, to the extent applicable, the right of subrogation.

     9. Covenant and Agreements of Seller. Prior to Closing, Seller shall, at all reasonable times, upon reasonable advance notice from Buyer (i) provide Buyer and Buyer's officers, employees, agents, advisors, attorneys, accountants, architects, and engineers with access to each of the Properties, all drawings, plans, and specifications for each of the Properties in possession of Seller, all engineering reports relating to each of the Properties in the possession of Seller, the files and correspondence relating to each of the Properties, and the financial books and records, including lists of delinquencies, relating to the ownership, operation, and maintenance of each of the Properties, and (ii) allow such persons to make such inspections, tests, copies, and verifications as Buyer considers reasonably necessary. All such persons shall use reasonable efforts not to unduly interfere with the conduct of Seller's business.

     10. Transaction Characterization. A. It is the intent of the parties that the conveyance of each of the Properties to Buyer be an absolute conveyance in effect as well as form, and the instruments of conveyance to be delivered at Closing are not intended to serve or operate as a mortgage, equitable mortgage, deed of trust, security agreement, trust conveyance or financing or trust arrangement of any kind, nor as a preference or fraudulent conveyance against any creditors of Seller. After the execution and delivery of the deeds described in Section 11.A, Seller will have no legal or equitable interest or any other claim or interest in any of the Properties other than as set forth in the Lease. Furthermore, the parties intend:

                  (i) for the Lease to be a true lease and not a transaction creating a financing lease, capital lease, equitable mortgage, mortgage, deed of trust, security interest or other financing arrangement, and the economic realities of the Lease are those of a true lease; and

                  (ii) for the Lease to constitute a single master lease of all, but not less than all, of the Properties, and to be a unitary, unseverable instrument pertaining to all, but not less than all, of the Properties and that neither the Lease nor the duties, obligations or rights of Seller may be allocated or otherwise divided by Seller among the Properties.

         Notwithstanding the existence of the Lease, neither party shall contest the validity, enforceability or characterization of the sale and purchase of any of the Properties by Buyer pursuant to this Agreement as an absolute conveyance, and both parties shall support the intent expressed herein that the purchase of all of the Properties by Buyer pursuant to this Agreement provides for an absolute conveyance and does not create a joint venture, partnership, equitable mortgage, trust, financing device or arrangement, security interest or the like, if, and to the extent that, any challenge occurs.

         B. This Agreement is a contract to extend a financial accommodation (as such term is used in the Code) for the benefit of Seller and may not be assumed over the objection of Buyer in the event Seller becomes a debtor or debtor in possession in any bankruptcy proceeding. The financial accommodation made through this Agreement is Buyer's acquisition of all of the Properties for the purpose of leasing all of the Properties to Seller pursuant to a true lease.

         11. Conditions of Closing. The obligation of Buyer to consummate the purchase of the Properties pursuant to this Agreement is subject to the fulfillment or waiver of each of the following conditions:

                  A. Title. Seller shall convey each of the Properties to Buyer and Remainderman by special warranty deeds (collectively, the "Deeds"), free of all liens, encumbrances, restrictions, encroachments and easements, except the Permitted Exceptions.

                  B. Condition of Properties. Buyer shall have inspected and approved each of the Properties, and each of the Properties shall be in good condition and repair.

                  C. Evidence of Title. Buyer shall have received a preliminary title report and irrevocable commitment to insure title by means of an ALTA extended coverage owner's policy of title insurance (or its equivalent, in the event such form is not issued in the jurisdiction where any of the Properties is located) issued by Title Company showing good and marketable fee title in Seller, committing to insure Buyer's fee simple ownership in each of the Properties subject only to Permitted Exceptions and containing such endorsements as Buyer may reasonably require.

                  D. Survey; Flood Hazard. Buyer shall have received a current ALTA survey of each of the Properties, the form and substance of which shall be satisfactory to Buyer in its sole discretion. Seller shall have provided Buyer with evidence satisfactory to Buyer that the location of each of the Properties is not within the 100-year flood plain or identified as a Special Flood Hazard Area by the Federal Emergency Management Agency, or if any of the Properties is in such a Special Flood Hazard Area, Seller shall provide Buyer with evidence of flood insurance maintained on such Properties in amounts and on terms and conditions reasonably satisfactory to Buyer.

                  E. Environmental. Buyer shall have received the Environmental Policies with respect to the Properties.

                  F. Zoning. If requested by Buyer, Seller shall have provided Buyer with evidence satisfactory to Buyer to confirm that each of the Properties is properly zoned for its use as a Permitted Facility and that such use constitutes a legal, conforming use under applicable zoning requirements.

                  G. Utilities. Buyer shall have received evidence satisfactory to Buyer in its sole discretion that all utilities and roads necessary for the operation of each of the Properties as a Permitted Facility are available and that all necessary consents to the use of such utilities and roads have been obtained.

                  H. Compliance With Representations,  Warranties and Covenants.
         (i) All obligations of Seller under this Agreement shall have been fully performed and complied with, and no event shall have occurred or condition shall exist which would, upon the Closing Date, or, upon the giving of notice and/or passage of time, constitute a breach or default by Seller hereunder or under the Lease or any other agreement between or among Buyer or Seller pertaining to the subject matter hereof, and no event shall have occurred or condition shall exist or information shall have been disclosed by Seller or discovered by Buyer which has had or would have a material adverse effect on any of the Properties, Seller or Buyer's willingness to consummate the transaction contemplated by this Agreement, as determined by Buyer in its sole and absolute discretion.

                  (ii) Buyer shall have received such evidence satisfactory to Buyer in its reasonable discretion that the representations and warranties of Seller under this Agreement are true, correct and complete as of the Closing Date.

                  I. Proof of Insurance. Seller shall have delivered to Buyer copies of insurance policies, showing that all insurance required by the Lease and providing coverage and limits reasonably satisfactory to Buyer is in full force and effect.

                  J. Opinions of Counsel to Seller. Seller shall have caused Counsel to prepare and deliver opinions in form and substance reasonably satisfactory to Buyer and its counsel.

                  K. Closing of Loan Agreement and Related Sale-Leaseback Agreements. All of the transactions described in the Loan Agreement and the Related Sale-Leaseback Agreements shall have closed prior to or simultaneously with the Closing of the transaction described in this Agreement.

                  L. Closing Documents. On or prior to the Closing Date, Buyer and/or Seller, as may be appropriate, shall execute and deliver or cause to be executed and delivered to Title Company or Buyer, as may be appropriate, all documents required to be delivered by this Agreement, and such other documents, payments, instruments and certificates, as Buyer may require in form acceptable to Buyer, including, without limitation, the following:

                           (i)      Deeds;
                           (ii)     Lease;
                           (iii)    Memorandum;
                           (iv)     Acknowledgement;
                           (v)      Proof of Insurance;
                           (vi)     Opinions of Counsel to Seller;
                           (vii)    Non-Foreign Seller Certificate;
                           (viii)   Owner's Affidavit of No Lien and Possession;
                           (ix)     UCC-1 Financing Statements; and
                           (x)      Closing  settlement  statement  prepared by
                                     Title Company.

Upon fulfillment or waiver of all of the above conditions, Buyer shall deposit funds necessary to close this transaction with the Title Company and this transaction shall close in accordance with the terms and conditions of this Agreement.

         12. Default and Remedies. A. Each of the following shall be deemed an event of default by Seller (each, an "Event of Default"):

                  (i) If any representation or warranty of Seller set forth in any of the Sale-Leaseback Documents is false in any material respect when made or as of the Closing Date or if Seller knowingly renders any statement or account which is false in any material respect as and when made;

                  (ii) If Seller fails to keep or perform any of the terms or provisions of this Agreement;

                  (iii) If Seller is or becomes insolvent within the meaning of the Code, files or notifies Buyer that it intends to file a petition under the Code, initiates a proceeding under any similar law or statute relating to bankruptcy, insolvency, reorganization, winding up or adjustment of debts (collectively, an "Action"), becomes the subject of either a petition under the Code or an Action which is not dissolved within 90 days after filing, or is not generally paying its debts as the same become due;

                  (iv)     If there is an "Event of Default" under the Lease; or

                  (v) If there is an "Event of Default" or a breach or default, after the passage of all applicable notice and cure or grace periods, under any other Sale-Leaseback Document or any of the Other Agreements.

         B. In the event of any Event of Default, Buyer shall be entitled to exercise, at its option, concurrently, successively or in any combination, all remedies available under the Lease or at law or in equity (other than seeking punitive, consequential, indirect or special damages), including without limitation any one or more of the following:

                  (i) To terminate this Agreement by giving written notice to Seller in which case neither party shall have any further obligation or liability, except such liabilities as Seller may have for such breach or default;

                  (ii) To proceed with the Closing and direct Title Company to apply such portion of the Purchase Price as Buyer may deem reasonably necessary to cure any such breach or default;

                  (iii) To bring an action for damages (other than punitive, consequential, indirect or special damages) against Seller, which, in the event Buyer proceeds to close, may include an amount equal to the difference between the value of the Properties as conveyed to Buyer and the value such Properties would have had if all representations and warranties of Seller were true and Seller had complied with all of its obligations;

                  (iv) To bring an action to require Seller specifically to perform its obligations hereunder; and/or

                  (v) To recover from Seller all reasonable costs and expenses, including reasonable attorneys' fees, paid or incurred by Buyer in connection with the transaction contemplated by this Agreement and all costs and expenses incurred or paid by Buyer as a result of such breach or default.

         13. Assignments. A. From and after the Closing, Buyer may assign in whole or in part its rights under this Agreement. In the event of any unconditional assignment of Buyer's entire right and interest hereunder and provided Buyer's assignee shall have assumed in writing all of the duties and obligations of Buyer hereunder, Buyer shall automatically be relieved, from and after the date of such assignment, of liability for the performance of any obligation of Buyer contained herein.

         B. Seller shall not, without the prior written consent of Buyer, which consent may be withheld in Buyer's sole discretion, sell, assign, transfer, mortgage, convey, encumber or grant any easements or other rights or interests of any kind in any of the Properties, any of Seller's rights under this Agreement, whether voluntarily, involuntarily or by operation of law or otherwise, including, without limitation, by merger, consolidation, dissolution or otherwise, except, subsequent to the Closing, to the extent not expressly prohibited by the Lease.

         14. Indemnity. Seller agrees to indemnify, protect, hold harmless and defend Buyer, Lender and their respective directors, officers, shareholders, members, employees, successors, assigns, agents, lenders, contractors, subcontractors, experts, licensees, affiliates, lessees, mortgagees, trustees and invitees, as applicable (collectively, the "Indemnified Parties"), for, from and against any and all losses, costs, claims, liabilities, damages and expenses (collectively, "Losses") (including, without limitation, Buyer's reasonable attorneys' fees but excluding Losses suffered by an Indemnified Party arising out of such Indemnified Party's gross negligence or willful misconduct; provided, however, that the term "gross negligence" shall not include gross negligence imputed as a matter of law to any of the Indemnified Parties solely by reason of the Buyer's interest in any of the Properties or Seller's failure to act in respect of matters which are the obligation of Seller under the Lease) arising as the result of an Environmental Condition and/or a breach of any of the representations, warranties, covenants, agreements or obligations of Seller set forth in this Agreement. Without limiting the generality of the foregoing, such indemnity shall include, without limitation, any damages incurred with respect to any engineering, governmental inspection and reasonable attorneys' fees and expenses that the Indemnified Parties may incur by reason of any Environmental Condition and/or any representation or warranty set forth in
Section 8.K being false, or by reason of any investigation or claim of any Governmental Authority in connection therewith. No Indemnified Party shall make any claim against Seller under this Section 14 for Losses which constitute punitive, consequential, indirect and/or special damages, except with respect to claims by a third party which are asserted against an Indemnified Party for punitive, consequential, indirect and/or special damages. The provisions of this
Section 14 shall survive the Closing.

         15. Remainderman. Notwithstanding anything to the contrary contained herein, Seller acknowledges that Buyer may only obtain title to an estate for years in each of the Properties, and that Buyer may arrange for a remainderman ("Remainderman") to obtain title to the remainder of the estate of the Properties (the "Remainder Interest"). Seller agrees to cooperate in such event, which cooperation shall include, without limitation (1) the granting of deeds for the estate for years in each of the Properties to Buyer and separate deeds for the Remainder Interest to the Remainderman (or its designee), (2) the execution of a tripartite agreement among Seller, Buyer and the Remainderman relating to, inter alia, the extension terms under the Lease, (3) delivering appropriate title insurance policies to the Remainderman, and (4) delivery of such other documents as may be reasonably required. Seller acknowledges that Remainderman is an approved assignee of this Agreement to the extent of the Remainder Interest.

         16.      Miscellaneous Provisions.

                  A. Notices. All notices, consents, approvals or other instruments required or permitted to be given by either party pursuant to this Agreement shall be in writing and given by (i) hand delivery,
         (ii) facsimile, (iii) express overnight delivery service or (iv) certified or registered mail, return receipt requested, and shall be deemed to have been delivered upon (a) receipt, if hand delivered, (b) transmission, if delivered by facsimile, (c) the next business day, if delivered by express overnight delivery service, or (d) the third business day following the day of deposit of such notice with the United States Postal Service, if sent by certified or registered mail, return receipt requested. Notices shall be provided to the parties and addresses (or facsimile numbers, as applicable) specified below:

                  If to Seller:   Discount Auto Parts, Inc.
                                  4900 Frontage Road South
                                  Lakeland, FL 33815
                                  Attention:  C. Michael Moore
                                              Executive Vice President-Finance
                                                and Chief Financial Officer
                                  Telephone:     (863) 284-2140
                                  Telecopy:      (863) 284-2063

                  With a copy to: Trenam Kemker
                                  2700 Bank of America Plaza
                                  Tampa, FL 33602
                                  Attention:  Gary I. Teblum, Esq.
                                  Telephone:     (813) 223-7474
                                  Telecopy:      (813) 229-6553

                  If to Buyer:    Dapper Properties [I] [II] [III], LLC
                                  c/o U.S. Realty Advisors, LLC
                                  1370 Avenue of the Americas
                                  New York, NY 10019
                                  Attention:  Mr. David M. Ledy
                                  Telephone:     (212) 581-4540
                                  Telecopy:      (212) 581-4950

                  With a copy to: Proskauer Rose LLP
                                  1585 Broadway
                                  New York, NY 10036
                                  Attention:  Kenneth S. Hilton, Esq.
                                  Telephone:     (212) 969-3000
                                  Telecopy:      (212) 969-2900

                  B. Risk of Loss. As between Buyer and Seller, Seller shall be responsible for the risk of loss, damage or destruction of any of the Properties or any part thereof prior to the Closing Date.

                  C. Condemnation. In the event of a taking of all or any part of any of the Properties prior to the Closing, Buyer at its sole option shall have the right to either (i) receive the proceeds of any condemnation award and, proceed to close this transaction or (ii) terminate this Agreement with respect to any Property which is subject to such taking. Buyer and Seller agree to execute such amendments to this Agreement as may be reasonably required by Buyer to evidence any such termination.

                  D. Real Estate Commission. Buyer and Seller represent and warrant to each other that they have dealt with no real estate broker, agent, finder or other intermediary in connection with the transactions contemplated by this Agreement, except Seller's engagement of Banc of America Securities, LLC whose fee shall be paid by Seller. Buyer and Seller shall indemnify and hold each other harmless for, from and against any costs, claims or expenses, including attorneys' fees, arising out of the breach of their respective representations and warranties contained within this Section.

                  E. Waiver and Amendment. No provisions of this Agreement shall be deemed waived or amended except by a written instrument unambiguously setting forth the matter waived or amended and signed by the party against which enforcement of such waiver or amendment is sought. Waiver of any matter shall not be deemed a waiver of the same or any other matter on any future occasion.

                  F. Captions. Captions are used throughout this Agreement for convenience of reference only and shall not be considered in any manner in the construction or interpretation hereof.

                  G. Buyer's Liability. Notwithstanding anything to the contrary provided in this Agreement, it is specifically understood and agreed, such agreement being a primary consideration for the execution of this Agreement by Buyer, that (i) there shall be absolutely no personal liability on the part of Buyer, its successors or assigns and the trustees, members, partners, shareholders, officers, directors, employees and agents of Buyer and its successors and assigns, to Seller with respect to any of the terms, covenants and conditions of this Agreement or the other Sale-Leaseback Documents, as applicable, (ii) Seller waives all claims, demands and causes of action against the trustees, members, partners, shareholders, officers, directors, employees and agents of Buyer and its successors or assigns in the event of any breach by Buyer of any of the terms, covenants and conditions of this Agreement or the other Sale-Leaseback Documents, as applicable, to be performed by Buyer, and (iii) Seller shall look solely to the Properties for the satisfaction of each and every remedy of Seller in the event of any breach by Buyer of any of the terms, covenants and conditions of this Agreement or the other Sale-Leaseback Documents, as applicable, to be performed by Buyer, or any other matter in connection with this Agreement, the other Sale-Leaseback Documents or any of the Properties, such exculpation of liability to be absolute and without any exception whatsoever, provided that, with respect to
         (x) affirmative acts of Buyer which constitute gross negligence or intentional misconduct (it being understood and agreed that the acts of the Seller and its shareholders, officers, directors, employees and agents shall not be imputed to Buyer) and (y) any amounts which Buyer may be responsible for under Section 16.K, Seller shall have the right to look to other assets of Buyer, but not the assets of the trustees, members, partners, shareholders, officers, directors, employees and agents of Buyer.

                  H. Severability. The provisions of this Agreement shall be deemed severable. If any part of this Agreement shall be held unenforceable, the remainder shall remain in full force and effect, and such unenforceable provision shall be reformed by such court so as to give maximum legal effect to the intention of the parties as expressed therein.

                  I. Construction Generally. This is an agreement between parties who are experienced in sophisticated and complex matters similar to the transaction contemplated by this Agreement and is entered into by both parties in reliance upon the economic and legal bargains contained herein and shall be interpreted and construed in a fair and impartial manner without regard to such factors as the party which prepared the instrument, the relative bargaining powers of the parties or the domicile of any party. Seller and Buyer were each represented by legal counsel competent in advising them of their obligations and liabilities hereunder.

                  J. Other Documents. Each of the parties agrees to sign such other and further documents as may be necessary or reasonably requested by the other party in order to carry out the intentions expressed in this Agreement.

                  K. Attorneys' Fees. In the event of any judicial or other adversarial proceeding between the parties concerning this Agreement, the prevailing party shall be entitled to recover all of its reasonable attorneys' fees and other reasonable costs in addition to any other relief to which it may be entitled.

                  L. Entire Agreement.  This Agreement,  together with any other certificates, instruments or agreements to be delivered hereunder, constitute the entire agreement between the parties with respect to the subject matter hereof, and there are no other representations, warranties or agreements, written or oral, between Seller and Buyer with respect to the subject matter of this Agreement. Notwithstanding anything in this Agreement to the contrary, upon the execution and delivery of this Agreement by Seller and Buyer, the Commitment shall be deemed null and void and of no further force and effect and the terms and conditions of this Agreement shall control notwithstanding that such terms and conditions are inconsistent with or vary from those set forth in the Commitment.

                  M. Forum Selection; Jurisdiction; Venue; Choice of Law. Seller acknowledges that this Agreement was partially negotiated in the State of Arizona, the Agreement was delivered by Seller and Buyer in the State of Arizona, all payments under the Lease will be delivered in the State of Arizona (unless otherwise directed by Buyer or its successors) and there are substantial contacts between the parties and the transactions contemplated herein and the State of Arizona. Except for purposes of any action or proceeding concerning the rights and remedies of Buyer with respect to the Properties (which actions or proceedings shall be conducted in the state where the affected Property is located), for purposes of any action or proceeding arising out of this Agreement, the parties hereto hereby expressly submit to the jurisdiction of all federal and state courts located in the State of Arizona and Seller consents that it may be served with any process or paper by registered mail or by personal service within or without the State of Arizona in accordance with applicable law. Furthermore, Seller waives and agrees not to assert in any such action, suit or proceeding that it is not personally subject to the jurisdiction of such courts, that the action, suit or proceeding is brought in an inconvenient forum or that venue of the action, suit or proceeding is improper. It is the intent of the parties hereto that all provisions of this Agreement shall be governed by and construed under the laws of the State of Arizona. To the extent that a court of competent jurisdiction finds Arizona law inapplicable with respect to any provisions hereof, then, as to those provisions only, the law of the states in which the Properties are located, as applicable, shall be deemed to apply. Nothing in this Section shall limit or restrict the right of Buyer to commence any proceeding in the federal or state courts located in the states in which the Properties are located, as applicable, to the extent Buyer deems such proceeding necessary or advisable to exercise remedies available under this Agreement.

                  N. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original.

                  O. Binding Effect. This Agreement shall be binding upon and inure to the benefit of Seller and Buyer and their respective successors and permitted assigns, including, without limitation, any United States trustee, any debtor-in-possession or any trustee appointed from a private panel.

                  P. Survival. Except for the conditions of Closing set forth in
         Section 11, which shall be satisfied or waived as of the Closing Date, all representations, warranties, agreements, obligations and indemnities of Seller and Buyer set forth in this Agreement (including, without limitation, the provisions of Sections 7, 8 and 14) shall survive the Closing.

                  Q. Waiver of Jury Trial and Punitive, Consequential, Special and Indirect Damages. BUYER AND SELLER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO A TRIAL BY JURY WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY EITHER OF THE PARTIES HERETO AGAINST THE OTHER OR ITS SUCCESSORS WITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR ANY DOCUMENT CONTEMPLATED
         HEREIN OR RELATED HERETO. THIS WAIVER BY THE PARTIES HERETO OF ANY RIGHT EITHER MAY HAVE TO A TRIAL BY JURY HAS BEEN NEGOTIATED AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN. FURTHERMORE, BUYER AND SELLER HEREBY EACH KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES THE RIGHT IT MAY HAVE TO SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL AND INDIRECT DAMAGES FROM THE OTHER PARTY AND ANY OF THE OTHER PARTY'S AFFILIATES, OFFICERS, DIRECTORS, MEMBERS OR EMPLOYEES OR ANY OF THEIR SUCCESSORS WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY SUCH PARTY AGAINST THE OTHER PARTY OR ANY OF THE OTHER PARTY'S AFFILIATES, OFFICERS, DIRECTORS, MEMBERS OR EMPLOYEES OR ANY OF THEIR SUCCESSORS WITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR ANY DOCUMENT CONTEMPLATED HEREIN OR RELATED HERETO, EXCEPT THAT SUCH WAIVER ON THE PART OF BUYER SHALL NOT BE DEEMED TO LIMIT, REDUCE OR PRECLUDE IN ANY WAY BUYER'S REMEDIES PURSUANT TO SECTION 23 OF THE LEASE. THE WAIVER BY EACH OF BUYER AND SELLER OF ANY RIGHT IT MAY HAVE TO SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL AND INDIRECT DAMAGES HAS BEEN NEGOTIATED BY THE PARTIES HERETO AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN.

                  R. Reliance By Lender. Seller acknowledges and agrees that Lender may rely on all of the representations, warranties and covenants set forth in this Agreement, that Lender is an intended third-party beneficiary of such representations, warranties and covenants and that Lender shall have all rights and remedies available at law or in equity as a result of a breach of such representations, warranties and covenants, including to the extent applicable, the right of subrogation.

                  S. Radon Gas. Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from the county health public health unit.

IN WITNESS WHEREOF, Seller and Buyer have entered into this Agreement as of the date first above written.

                                   BUYER:

                             DAPPER PROPERTIES [I] [II] [III], LLC,
                             a Delaware limited liability company

                             By: Dapper Equity [I] [II] [III], LLC, a Delaware limited liability company, its member


                             By
                                 Jamie Grossman
                                 Its Vice President


                                    SELLER:

                              DISCOUNT AUTO PARTS, INC.
                              a Florida corporation


                               By
                                  C. Michael Moore
                                  Its Executive Vice President-Finance and
                                      Chief Financial Officer

STATE OF ARIZONA                            ]
                                            ] SS.
COUNTY OF MARICOPA                          ]


         The foregoing instrument was acknowledged before me on February ____, 2001 by Jamie Grossman, Vice President of Dapper Equity [I] [II] [III], LLC, a Delaware limited liability company, member of Dapper Properties [I] [II] [III], LLC, a Delaware limited liability company, on behalf of the limited liability company.



                                  Notary Public

My Commission Expires:







STATE OF ARIZONA                            ]
                                            ] SS.
COUNTY OF MARICOPA                          ]


The foregoing instrument was acknowledged before me on February ___, 2001 by C. Michael Moore, Executive Vice President-Finance and Chief Financial Officer of Discount Auto Parts, Inc., a Florida corporation, on behalf of the corporation.



                                  Notary Public

My Commission Expires:

                                    EXHIBIT A

                                   PROPERTIES

                                   EXHIBIT A-1

                        LEGAL DESCRIPTIONS OF PROPERTIES

                                  EXHIBIT 10.30

                          AGREEMENT AND GENERAL RELEASE


     THIS AGREEMENT AND GENERAL RELEASE is executed as of the 17th day of January, 2001, by and between WILLIAM C. PERKINS ("Employee") and DISCOUNT AUTO PARTS, INC. as employer of record ("Company").

                             W I T N E S S E T H :

     WHEREAS, Employee's employment with Company has been terminated as of January 17, 2001; and

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

     THIRD: Consideration. In consideration for the agreements and obligations of Employee herein set forth (including without limitation the agreement to make himself available to perform certain consulting services) and the other terms and conditions hereof, Company agrees to pay to Employee (1) Six Hundred Twenty-seven Thousand Dollars and 00/100 ($627,000.00) in equal monthly installments over twenty-four (24) months, with such payments to continue during such period so long as Employee is not in breach of any of the terms or conditions of this Agreement, (2) any earned but unused vacation time existing at employee's termination date and computed based on a per diem rate of $740; and (3) the fiscal 2001 third quarter bonus that the Employee would have earned had he been employed on the last day of such third quarter, payable at the same time as other executives receive their third quarter bonuses, so long as Employee is at such time not then in breach of any of the terms or conditions of this Agreement, it being understood that such bonus would be the final bonus paid to Employee. Required deductions shall be made from all payments. In the event of a Change of Control of Company, all amounts then still owed under this Paragraph THIRD will become immediately due and payable. For the purpose of this Agreement, a "Change of Control" shall occur if (i) Company shall not be the surviving entity in any merger or consolidation (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of Company), (ii) Company sells, leases or exchanges or agrees to sell, lease or exchange all or substantially all of its assets to any other person or entity (other than a wholly-owned subsidiary of Company), (iii) Company is to be dissolved and liquidated, (iv) any person or entity, including a "group" as contemplated by Section 13(d)(3) of the 1934 Act, (other than Peter Fontaine, Fontaine Industries Limited Partnership, Glenden Enterprises Limited Partnership or any of their respective affiliates and other than (A) any employee plan established by Company, (B) Company, (C) an underwriter temporarily holding securities pursuant to an offering of such securities or (D) a corporation owned, directly or indirectly, by stockholders of Company in substantially the same proportions as their ownership of Company) acquires or gains beneficial ownership or control (including, without limitation, power to vote) of more than 51% of the combined voting power of Company's then outstanding voting securities, or (v) as a result of or in connection with any cash tender or exchange offer, merger or other business combination, sales of assets or a contested election for the board of directors, or any combination of the foregoing transactions (a "Transaction"), the persons who were directors of Company before such Transaction shall cease to constitute a majority of the board of directors of Company.

     In further consideration for the terms hereof, Company also agrees to continue to provide health insurance coverage for the Employee and his family for a period of twenty-four (24) months to the same extent as is generally provided during such period to other senior members of Company's management provided that the Employee continues to pay to Company the percentage of total premiums for family coverage as was being paid by Employee immediately prior to the execution of this Agreement, the amount of which is currently $180.00 per month. The Employee may continue to make such payment by an offset against the payments due and payable under the preceding paragraph of this Paragraph THIRD by an authorization in writing submitted to the Human Resources Department of Company. Should Employee find other employment during this period and should that employer cover Employee for health insurance, then the heath insurance coverage by Company shall end.

     Within thirty (30) days following the execution of this Agreement, the Company also will pay to Employee in further consideration for the terms hereof the agreed upon current balance of the Employee under the Company's Supplemental Executive Profit Sharing Plan, as amended, which current balance is agreed to be Seventy-seven Thousand Seven Hundred Eleven Dollars and 00/100 ($77,711.00).

     FOURTH: Reimbursement of Expenses. Employee has advised Company that he has appropriate substantiation and can prepare appropriate expense reports for expenditures incurred in connection with his employment by Company. If, on or before February 15, 2001 and in accordance with Company's requirements and policies for expense substantiation and expense reports, Employee submits expense reports substantiating such expenditures, Company shall reimburse Employee for such expenditures on or before March 15, 2001.

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

     SIXTH: Stock Options. Employee shall receive (1) a nonqualified stock option to purchase 50,000 shares of the Company's common stock with a term of five (5) years from the date hereof and (2) a separate nonqualified stock option to purchase 50,000 shares of the Company's common stock with a term of three (3) years from the date hereof. Each option shall be evidenced by a separate stock option agreement. The right to purchase such stock under each option shall be nontransferable and shall be fully vested on the date received. The option price under each option shall be $7.00 per share. Although these options will not be granted under any of the Company's existing stock option plans and the shares issued pursuant to the exercise thereof will not be the subject of any registration statement filed with the SEC, the other terms pursuant to which each such stock option is granted shall be substantially similar to the terms of grant contained in the Company's Amended

     SEVENTH: Exclusive Obligations. Employee agrees that other than the obligations created by Paragraphs THIRD and FOURTH, he is not owed any further amounts by Company in salary, wages, expenses, vacation, reimbursement, severance or otherwise.

     EIGHTH: Resignation. Employee agrees that he is, simultaneously with the execution of this Agreement and General Release, resigning from all positions with the Company and its subsidiaries, including without limitation as an employee and an officer and agrees to execute such further documents as may be reasonably necessary to evidence such resignations.

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

     THIRTEENTH: Non-Disclosure Covenant. During the five (5) year period immediately following the termination of his employment by and for the Company Employee will not, directly or indirectly, individually or by or through any other corporate or business entity, misappropriate or otherwise use any trade secret or other valuable, confidential, proprietary business information belonging to the Company and material in any respect to its business or operations, nor will he disclose or communicate any such information to any person, firm, corporation, association or other entities. Employee acknowledges that all of the matters described in the preceding Paragraph TWELFTH above are the types of information subject to this prohibition against his unauthorized disclosure or use. Notwithstanding the foregoing, this prohibition shall not apply to any information that (a) was already known to Employee prior to disclosure of same to him by the Company or prior to his having been provided access to same by the Company, as applicable; (b) was or becomes publicly known through no wrongful act of Employee; (c) was rightfully obtained by Employee from a third party without similar restriction and without breach hereof; (d) was independently developed by Employee without the use of any of such confidential or proprietary information disclosed to Employee by the Company or to which Employee had access through the Company; (e) was disclosed pursuant to the requirement or request of a governmental agency, which disclosure cannot be made in confidence, provided that, in such instance, Employee shall first give to the Company notice of such requirement or request; or (f) was identified by the parties in a separate writing signed by the parties specifically acknowledging information that is not within the prohibitions of this section.

     FOURTEENTH: Non-Competition Covenant. During the three (3) year period immediately following the termination of his employment by and for the Company, Employee will not, either directly or indirectly, whether personally or as an associate, employee, partner, manager, agent or otherwise, on behalf of any other person:

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

               (3)  Accept  employment  with  any  of the  following  companies:
          Autozone, Advance Auto Parts/Western Auto, O'Reilly's Auto Parts, Pep Boys, CSK Auto Parts, NAPA (Genuine Parts), or Car Quest Auto Parts;

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

               (6) Recruit, solicit, train or assist any other person to engage in any of the activities proscribed by any covenant of this Agreement and General Release.

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

     EIGHTEENTH. Non-Disparagement. Employee shall not hereafter (i) make any public or private statements criticizing the business or activities of Company, or (ii) take any action which is intended, or would reasonably be expected, to harm Company or its reputation or which would reasonably be expected to lead to unwanted or unfavorable publicity concerning Company. Company shall not hereafter (i) make any public or private statements criticizing the activities of Employee in any way or (ii) take any action which is intended, or would reasonably be expected, to harm Employee or Employee's reputation or which would reasonably be expected to lead to unwanted or unfavorable publicity concerning Employee. If either party wishes to make a public statement concerning the matters addressed by this Agreement and General Release, such party shall prior thereto provide a copy of such statement to the other party and such other party may provide comments thereon; provided however, that nothing herein shall be deemed to prohibit any party from making any disclosure which its counsel deems necessary in order to fulfill such party's disclosure obligations imposed by law.

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

     Employee also agrees during the period January 18, 2001, to January 31, 2003, to make himself available as a consultant to the Company up to a maximum of twenty (20) hours per month upon reasonable request by the Company to assist his successor(s) or any other representative designated by the CEO or President of the Company to complete and/or help resolve any outstanding matters, to assist in the management transition and to provide the benefit of his experience and expertise.

     TWENTIETH: Outplacement. The Company, at its cost, will provide Employee with one year of outplacement services from an independent outplacement service either selected by the Company or, if suggested by the Employee, approved in advance by the Company in its reasonable discretion. The extent of outplacement services shall be as is customary for executives similarly situated, within a level of program reasonably acceptable to the Company. In no event shall the cost of such services exceed $10,000.00.

     TWENTY-FIRST: Entire Agreement; Amendment; Etc. This Agreement and General Release supersedes all prior oral and/or written agreements between the parties (including without limitation the Change of Control Employment Agreement dated as of January 17, 2000 between the Company and the Employee), all of which shall be deemed terminated, null and void and of no further effect from and after the date hereof. There are no representations, warranties or commitments, except as specifically set forth herein. This Agreement and General Release may be amended only by an instrument in writing duly executed by each of the parties hereto.

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

                    Company:        DISCOUNT AUTO PARTS, INC.
                                    Attn: Vice President of Human Resources
                                    4900 Frontage Road South
                                    Lakeland, Florida 33815

                    Employee:       WILLIAM C. PERKINS
                                    Tampa, FL


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

                            By:/s/ William C. Perkins
                               ----------------------------------------
                               WILLIAM C. PERKINS
                               Date: January 17, 2001
                               ----------------------------------------

                            DISCOUNT AUTO PARTS, INC.

                             By:/s/ Peter J. Fontaine
                                ----------------------------------------
                                PETER J. FONTAINE
                                Title:      Chief Executive Officer
                                ----------------------------------------

                                Date:       January 17, 2001
                                ----------------------------------------

                                  EXHIBIT 10.31
                                 FIRST AMENDMENT
                                       TO
                                CHANGE OF CONTROL
                              EMPLOYMENT AGREEMENT



     THIS AGREEMENT is between DISCOUNT AUTO PARTS, INC., a Florida corporation (the "Company"), and C. MICHAEL MOORE, residing at Clearwater, Florida (the "Executive") and is dated as of the 19th day of March, 2001.


                                   WITNESSETH:

     WHEREAS, the parties hereto have entered into that certain Change of Control Employment Agreement dated as of January 17, 2000 by and between the Company and the Executive (the "Change of Control Employment Agreement"); and

     WHEREAS, the Company and the Executive have agreed to amend the terms of the Change of Control Employment Agreement in certain respects as set forth in this First Amendment to Employment Agreement (the "Amendment").

     NOW,  THEREFORE,   in  consideration  of  the  above  premises  and  mutual
agreements herein set forth and the services performed and to be performed by the Executive for the Company, the parties agree as follows:


1.       Applicable Number of Months.

               Section 3.b. of the Change of Control Employment Agreement shall be replaced in its entirety by the following:

                  b. For purposes of this Agreement, the Applicable Number of Months will be equal to thirty-six (36) months.


2.       Notice Address.

               The notice address for the Executive in Section 12.c. of the Change of Control Employment Agreement shall be changed to be the following:

                  To the Executive:

                  C. Michael Moore
                  Clearwater, Florida

3.       Miscellaneous.

               Unless specifically modified, added or deleted by this Amendment, all terms and provisions of the Change of Control Employment Agreement remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Amendment as of the day and year first above written.

WITNESSES:
                                       DISCOUNT AUTO PARTS, INC.

 /s/ Glenda G. Cronin
                                       By:/s/Peter J. Fontaine
/s/ Kristi Mullis                         Peter  J.  Fontaine,
                                          Chief  Executive Officer

                                              "Company"

/s/ Kristi Mullis                         /s/C. Michael Moore
                                             Michael Moore
/s/ Marta  Jones                             "Executive"

                                  EXHIBIT 10.32

                            INDEMNIFICATION AGREEMENT


        THIS INDEMNIFICATION AGREEMENT is made and entered into effective as of February 20, 2001, by and between DONALD W. OLSON (the "Indemnified Party") and DISCOUNT AUTO PARTS, INC., a Florida corporation (the "Corporation").


                              W I T N E S S E T H:


        WHEREAS, it is essential to the Corporation to retain and attract as Directors and/or Executive Officers the most capable persons available; and

        WHEREAS, the substantial increase in corporate litigation subjects directors and officers to expensive litigation risks at the same time that the availability of directors' and officers' liability insurance has been severely limited; and

        WHEREAS, in addition, the statutory indemnification provisions of the Florida Business Corporations Act and Article VI of the bylaws of the Corporation (the "Article") expressly provide that they are non-exclusive; and

        WHEREAS, the Indemnified Party does not regard the protection available under the Article and insurance, if any, as adequate in the present circumstances, and considers it necessary and desirable to his service as a Director and/or Executive Officer to have adequate protection, and the Corporation desires the Indemnified Party to serve in such capacity and to have such protection; and

        WHEREAS, the Florida Business Corporations Act and the Article provide that indemnification of Directors and Executive Officers of the Corporation may be authorized by agreement, and thereby contemplates that contracts of this nature may be entered into between the Corporation and the Indemnified Party with respect to indemnification of the Indemnified Party as a Director and/or Executive Officer of the Corporation.

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

                         (i) Claims  for  Indemnification.  Whenever  any claims
                    shall arise for indemnification under this Agreement, the Indemnified Party shall notify the Corporation promptly and in any event within 30 days after the Indemnified Party has actual knowledge of the facts constituting the basis for such claim. The notice shall specify all facts known to the Indemnified Party giving rise to such indemnification right and the amount or an estimate of the amount of liability (including estimated expenses) arising therefrom.

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

                         (iii) Rights to Defend or Settle;  Third Party  Claims,
                    etc. If the facts giving rise to any indemnification right under this Agreement shall involve any actual or threatened claim or demand against the Indemnified Party, or any possible claim by the Indemnified Party against any third party, such claim shall be referred to as a "Third Party Claim." If the Corporation provides the Indemnified Party with an agreement in writing in form and substance satisfactory to the Indemnified Party and his counsel, agreeing to indemnify and hold the Indemnified Party harmless from all costs and liability arising from any Third Party Claim (an "Agreement of Indemnity"), and demonstrating to the satisfaction of the Indemnified Party the financial wherewithal to accomplish such indemnification, the Corporation may at its own expense undertake full responsibility for the defense or prosecution of such Third Party Claim. The Corporation may contest or settle any such Third Party Claim for money damages on such terms and conditions as it deems appropriate but shall be obligated to consult in good faith with the Indemnified Party and not to contest or settle any Third Party Claim involving injunctive or equitable relief against or affecting the Indemnified Party or his properties or assets without the prior written consent of the Indemnified Party, such consent not to be withheld unreasonably. The Indemnified Party may participate at his own expense and with his own counsel in defense or prosecution of a Third Party Claim pursuant to this Section 1(c)(i), and such participation shall not relieve the Corporation of its obligation to indemnify the Indemnified Party under this Agreement.

                         (iv) If the Corporation fails to deliver a satisfactory
                    Agreement of Indemnity and evidence of financial wherewithal within 10 days after receipt of notice pursuant to Section 1(b), the Indemnified Party may contest or settle the Third Party Claim on such terms as it sees fit but shall not reach a settlement with respect to the payment of money damages without consulting in good faith with the Corporation. The Corporation may participate at its own expense and with its own counsel in defense or prosecution of a Third Party Claim pursuant to this Section 1(c)(ii), but any such participation shall not relieve the Corporation of its obligations to indemnify the Indemnified Party under this Agreement. All expenses (including attorneys' fees) incurred in defending or prosecuting any Third Party Claim shall be paid promptly by the Corporation as the suit or other matter is proceeding, upon the submission of bills therefor or other satisfactory evidence of such expenditures during the pendency of any matter as to which indemnification is available under this Agreement. The failure to make such payments within 30 days after submission shall constitute a breach of a material obligation of the Corporation under this Agreement.

                         (v) If by  reason  of any  Third  Party  Claim  a lien,
                    attachment, garnishment or execution is placed upon any of the property or assets of the Indemnified Party, the Corporation shall promptly furnish a satisfactory indemnity bond to obtain the prompt release of such lien, attachment, garnishment or execution.

                         (vi) The Indemnified Party shall cooperate in the defense of any Third Party Claim which is controlled by the Corporation, but the Indemnified Party shall continue to be entitled to indemnification and reimbursement for all costs and expenses incurred by him in connection therewith as provided in this Agreement.

(b) Cooperation. The parties to this Agreement shall execute such powers of attorney as may be necessary or appropriate to permit participation of counsel selected by any party hereto and, as may be reasonably related to any such claim or action, shall provide to the counsel, accountants and other representatives of each party access during normal business hours to all properties, personnel, books, records, contracts, commitments and all other business records of such other party and will furnish to such other party copies of all such documents as may be reasonably requested (certified, if requested).

(c) Choice of Counsel. In all matters as to which indemnification is available to the Indemnified Party under this Agreement, the Indemnified Party shall be free to choose and retain counsel, provided that the Indemnified Party shall consult in good faith with the Corporation regarding such choice.

(d) Consultation. If the Indemnified Party desires to retain the services of an attorney prior to the determination by the Corporation as to whether it will undertake the defense or prosecution of the Third Party Claim as provided in Section 1(c), the Indemnified Party shall notify the Corporation of such desire in the notice delivered pursuant to Section 1(b)(i), and such notice shall identify the counsel to be retained. The Corporation shall then have 10 days within which to advise the Indemnified Party whether it will assume the defense or prosecution of the Third Party Claim in accordance with Section 1(c)(i). If the Indemnified Party does not receive an affirmative response within such 10 day period, he shall be free to retain counsel of his choice, and the indemnity provided in Section 1(a) shall apply to the reasonable fees and disbursements of such counsel incurred after the expiration of such 10 day period. Any fees or disbursements incurred prior to the expiration of such 10 day period shall not be covered by the indemnity of Section 1(a).

                         (i) Repayment.  Notwithstanding the other provisions of
                    this Agreement to the contrary, if the Corporation has incurred any cost, damage or expense under this Agreement paid to or for the benefit of the Indemnified Party and it is determined by a court of competent jurisdiction from which no appeal may be taken that the Indemnified Party has engaged in "Nonindemnifiable Conduct" as that terms is defined in Section 1(g)(ii), the Indemnified Party shall reimburse the Corporation for any and all such amounts previously paid to or for the benefit of the Indemnified Party.

                         (ii) For  these  purposes,  "Nonindemnifiable  Conduct"
                    shall mean actions or omissions of the Indemnified Party material to the cause of action to which the indemnification under this Agreement related determined to involve:

                         (2) a violation of the criminal law, unless the Indemnified Party had reasonable cause to believe his conduct was lawful and no reasonable cause to believe his conduct was unlawful;

                         (3) a transaction in which the Indemnified Party derived an improper personal benefit;

                         (4) if  the  Indemnified  Party  is a  director  of the
                    Corporation, a circumstance under which the liability provisions of Section 607.0834 (or any successor or similar statute) are applicable;

                         (5) willful misconduct or a conscious disregard for the
                    best interests of the Corporation in a proceeding by or in the right of the Corporation to procure a judgment in favor of the Corporation or in a proceeding by or in the right of a stockholder; or

                         (6) conduct pursuant to then applicable law that prohibits such indemnification.


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

                         (i) The  Corporation's  Insurance and  Indemnification.
                    The Corporation represents, covenants and agrees that during the term of this Agreement, it will use its best efforts to maintain a policy or policies of officers' and directors' liability insurance providing coverage to the Indemnified Party in respect of his service as an officer, director and/or employee of the Corporation, which policy at all times shall be in an amount and shall contain terms and conditions no less favorable than the policy in effect at such time for the Corporation's other officers and directors.

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

     (b) Noncontestability. The Corporation represents, covenants and agrees that it will not initiate, and that it will use its best efforts to cause any of its Affiliates not to initiate, any action, suit or proceeding challenging the validity or enforceability of this Agreement.

     (c) Good Faith Judgment. The Corporation represents, covenants and agrees that it will exercise good faith judgment in determining the entitlement of the Indemnified Party to indemnification under this Agreement.


4.              RELATIONSHIP OF THIS AGREEMENT TO OTHER INDEMNITIES.

     (a) Nonexclusivity. This Agreement and all rights granted to the Indemnified Party under this Agreement are in addition to and are not deemed to be exclusive with or of any other rights that may be available to the Indemnified Party under any Articles of Incorporation, bylaw, statute, agreement, or otherwise.

                         (i) Availability,  Contribution, Etc.. The availability
                    or nonavailability of indemnification by way of insurance policy, Articles of Incorporation, bylaw, vote of stockholders, or otherwise from the Corporation to the Indemnified Party shall not affect the right of the Indemnified Party to indemnification under this Agreement, provided that all rights under this Agreement shall be subject to applicable statutory provisions in effect from time to time.

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

     (b) Allowance for Compliance with SEC Requirements. The Indemnified Party acknowledges that the Securities and Exchange Commission ("SEC") has expressed the opinion that indemnification of directors and officers from liabilities under the Securities Act of 1933 (the "1933 Act") is against public policy as expressed in the 1933 Act and, is therefore, unenforceable. The Indemnified Party hereby agrees that it will not be a breach of this Agreement for the Corporation to undertake with the Commission in connection with the registration for sale of any stock or other securities of the Corporation from time to time that, in the event a claim for indemnification against such liabilities (other than the payment by the Corporation of expenses incurred or paid by a director or officer of the Corporation in the successful defense of any action, suit or proceeding) is asserted in connection with such stock or other securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of competent jurisdiction on the question of whether or not such indemnification by it is against public policy as expressed in the 1933 Act and will be governed by the final adjudication of such issue. The Indemnified Party further agrees that such submission to a court of competent jurisdiction shall not be a breach of this Agreement.


5.              MISCELLANEOUS.

     (a) Notices. All notices, requests, demands and other communications which are required or which may be given under this Agreement shall be in writing and shall be deemed to have been duly given if personally delivered or mailed, first class mail, postage prepaid to:


        If to the Indemnified Party:       Donald W. Olson
                                           Clearwater, FL 33637

        If to the Corporation:             Discount Auto Parts, Inc.
                                           4900 Frontage Road South
                                           Lakeland, Florida 33801


                         (i) Construction and Interpretation. This Agreement shall be construed pursuant to and governed by the substantive laws of the State of Florida (and any provision of Florida law shall not apply if the law of a state or jurisdiction other than Florida would otherwise apply).

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

     (b) Entire Agreement. Except as otherwise expressly provided herein, this Agreement constitutes the entire Agreement, and supersedes all prior agreements and understandings, oral and written, among the parties to this Agreement with respect to the subject matter hereof.

                         (i)  Specific   Enforcement.   The  parties  agree  and
                    acknowledge that in the event of a breach by the Corporation of its obligation promptly to indemnify the Indemnified Party as provided in this Agreement, or breach of any other material provision of this Agreement, damages at law will be an insufficient remedy to the Indemnified Party. Accordingly, the parties agree that, in addition to any other remedies or rights that may be available to the Indemnified Party, the Indemnified Party shall also be entitled, upon application to a court of competent jurisdiction, to obtain temporary or permanent injunctions to compel specific performance of the obligations of the Corporation under this Agreement.

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

                         (iii) Cost of Enforcement; Interest. If the Indemnified
                    Party engages the services of an attorney or any other third party or in any way initiates legal action to enforce his rights under this Agreement, including but not limited to the collection of monies due from the Corporation to the Indemnified Party, the prevailing party shall be entitled to recover all reasonable costs and expenses (including reasonable attorneys' fees before and at trial and in appellate proceedings). Should the Indemnified Party prevail, such costs and expenses shall be in addition to monies otherwise due him under this Agreement.

                         (iv) If any monies shall be due the  Indemnified  Party
                    from the Corporation under this Agreement and shall not be paid within 30 days from the date of written request for payment, interest shall accrue on such unpaid amount at the rate of 1% per annum in excess of the prime rate announced from time to time by Sun Bank, National Association, Orlando, Florida, or such lower rate as may be required to comply with applicable law.

     (c) Binding Effect. This Agreement shall be binding upon and inure to the benefit of the successors in interest and assigns, heirs and personal representatives, as the case may be, of the parties.

     (d) Further Assurances. The parties to this Agreement will execute and deliver, or cause to be executed and delivered, such additional or further documents, agreements or instruments and shall cooperate with one another in all respects for the purpose of carrying out the transactions contemplated by this Agreement.

     (e) Venue; Process. The parties to this Agreement agree that jurisdiction and venue in any action brought pursuant to this Agreement to enforce its terms or otherwise with respect to the relationships between the parties shall properly lie in the Circuit Court of the Tenth Judicial Circuit of the State of Florida in and for Polk County or in the United States District Court for the Middle District of Florida, Tampa Division. Such jurisdiction and venue are merely permissive; jurisdiction and venue shall also continue to lie in any court where jurisdiction and venue would otherwise be proper. The parties agree that they will not object that any action commenced in the foregoing jurisdictions is commenced in a forum non conveniens. The parties further agree that the mailing by certified or registered mail, return receipt requested, of any process required by any such court shall constitute valid and lawful service of process against them, without the necessity for service by any other means provided by statute or rule of court.

     (f) Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be considered an original, but all of which together shall constitute one and the same instrument.

     (g) Waiver and Delay. No waiver or delay in enforcing the terms of this Agreement shall be construed as a waiver of any subsequent breach. No action taken by the Indemnified Party shall constitute a waiver of his rights under this Agreement.

        IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

                            DISCOUNT AUTO PARTS, INC.


                            By:/s/ C. Michael Moore
                             Name: C. Michael Moore
                             Title: Executive Vice President - Finance,
                                     Chief Financial Officer and Secretary

WITNESSES:

                              /s/ Donald W. Olson
                                  Donald W. Olson
/s/B.B. Rogers

/s/Joyce Ruggieso

                                  EXHIBIT 10.33
                       FIRST AMENDMENT TO MASTER AGREEMENT

         This First Amendment to Master Agreement, dated and effective as of August 29, 2000 (this "Amendment"), is among DISCOUNT AUTO PARTS, INC., a Florida corporation ("DAP" or "Guarantor"), DISCOUNT AUTO PARTS DISTRIBUTION CENTER, INC., a Mississippi corporation ("DAP SUB"), ATLANTIC FINANCIAL GROUP, LTD., a Texas limited partnership (the "Lessor"), certain financial institutions parties hereto as a lender (individually, a "Lender" and collectively, the "Lenders") and SUNTRUST BANK, a Georgia banking corporation, as agent for the Lenders (in such capacity, the "Agent").

                                   BACKGROUND

 1. DAP, DAP SUB and certain subsidiaries of DAP that may become parties thereto, the Lessor, the Lenders and the Agent are parties to that certain Master Agreement, dated as of May 30, 2000 (the "Master Agreement").

 2. The parties hereto desire to amend the Master Agreement, and by virtue of effectuating amendments to Appendix A, to amend the Lease, the Loan Agreement and the Construction Agency Agreement, all as set forth herein.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     SECTION 1. Definitions. Capitalized terms used in this Amendment and not otherwise defined herein shall have the meanings assigned thereto in the Master Agreement.

     SECTION 2. Definitions. Appendix A to Master Agreement, Lease, Loan Agreement and Construction Agency Agreement is hereby amended as follows:

          (a)  The  definition of  "Applicable  Margin" is hereby deleted in its
               entirety,   and  in  lieu  thereof,   there  is  substituted  the
               following:

          "Applicable Margin" means, with respect to LIBOR Advances:

          The Applicable Margin shall be the number of basis points designated below based on DAP's Consolidated Funded Debt to Consolidated EBITDAR Ratio, measured quarterly:

--------------------------------------------------------------------------------------------------------------------
                              Consolidated Funded Debt to Consolidated EBITDAR Ratio
--------------------------------------------------------------------------------------------------------------------
==============---------------------------------------------------------------------------------------===============
                >1.5:1 &      >2.0:1 &       >2.5:1 &       >3.0:1 &      >3.25:1 &      >3.5:1 &      >3.75:1 &
   <1.5:1        <2.0:1        <2.5:1         <3.0:1        <3.25:1         <3.5:1        <3.75:1        <3.9:1
-----------------------------------------------------------------------------------------------------===============
   62.50bp       75.00bp       87.50bp       100.00bp       112.50bp       125.00bp      150.00bp       190.00bp
-----------------------------------------------------------------------------------------------------===============

         provided, however, that adjustments, if any, to the Applicable Margin based on changes in DAP's Consolidated Funded Debt to Consolidated EBITDAR Ratio as set forth above shall be calculated by the Agent quarterly, based upon DAP's quarterly financial statements, beginning with DAP's statements for the period ended November 28, 2000, and shall become effective on December 1, 2000 for any change calculated with respect to DAP's quarterly financial statements for the period ended November 28, 2000 and, thereafter, on the first day of the next succeeding fiscal quarter following the date of each such calculation; provided, further, however, if DAP shall fail to deliver any such quarterly financial statements within the time period required by
         Section 5.7 of the Master Agreement, then the Applicable Margin for LIBOR Advances shall be that shown above for a Consolidated Funded Debt to Consolidated EBITDAR Ratio equal to or greater than 3.75:1, and provided, further, however, if DAP shall fail to deliver any such quarterly financial statements within the time period required by
         Section 5.7 of the Master Agreement, then the Applicable Margin for LIBOR Advances which will be effective on the first day of the next succeeding fiscal quarter following such failure shall be that shown above for a Consolidated Funded Debt to Consolidated EBITDAR Ratio equal to or greater than 3.75:1, it being understood that if and when such quarterly financial statements are subsequently delivered, then the Applicable Margin shall be readjusted, effective upon and as of the date of such delivery, to that number of basis points designated above based on DAP's Consolidated Funded Debt to Consolidated EBITDAR Ratio as reflected in such delivered quarterly financial statements.

(a) The definition of "Sale Leaseback" is hereby added to Appendix A, in the proper alphabetical order, as follows:

                  "Sale Leaseback" means that certain sale leaseback transaction or those certain sale leaseback transactions proposed to be entered into by DAP involving a lease or series of substantially identical leases under which DAP or one or more of its Subsidiaries becomes liable as lessee of up to an aggregate of 160 retail locations of DAP, which locations were, immediately prior to establishing such lease or series of leases, owned by DAP and sold or transferred by DAP to any other Person (other than any of DAP's Subsidiaries) and involving consideration of at least $15,000,000 in the aggregate in each simultaneously closed sale leaseback transaction.

(b) The definition of "Capital Expenditures" is hereby added to Appendix A, in the proper alphabetical order, as follows:

                  "Capital Expenditures" means for any period, without duplication, (a) the additions to property, plant and equipment and other capital expenditures of DAP and its Consolidated Subsidiaries that are (or would be) set forth on a consolidated statement of cash flows of DAP for such period prepared in accordance with GAAP and (b) Capitalized Lease Obligations incurred by DAP and its Consolidated Subsidiaries during such period.

(c) The definition of "Consolidated Funded Debt" contained in Appendix A is hereby deleted in its entirety and, in lieu thereof, there is substituted the following:

                  "Consolidated  Funded Debt" means,  without  duplication,  all
         Indebtedness for money borrowed, purchase money mortgages, Capitalized Lease Obligations, amounts outstanding in respect of asset securitization vehicles, conditional sales contracts and similar title retention debt instruments, including any current maturities of such indebtedness, plus the net present value of future operating lease payments (excluding payments relating to synthetic leases) calculated using standard S&P methodology, plus the redemption amount with respect to any redeemable preferred stock of DAP or any Consolidated
         Subsidiaries required to be redeemed within the next twelve (12) months, provided, however, that solely for purposes of computing the Consolidated Fund Debt to Consolidated EBITDAR Ratio and the Consolidated Funded Debt to Total Capitalization Ratio, wherever such ratios may be utilized or referenced in the Operative Documents, any synthetic lease ("Permitted Synthetic Leases") to which the Required Lenders have consented and any Indebtedness incurred by any Person in connection with any Permitted Synthetic Lease shall not be considered to be included as part of Consolidated Funded Debt. Consolidated Funded Debt shall also include any Consolidated Funded Debt, other than Permitted Synthetic Leases and Indebtedness incurred in connection therewith, which has been guaranteed by DAP or any Consolidated Subsidiary or which is supported by a letter of credit issued for the account of DAP or any Consolidated Subsidiary.

(d) The definition of "Consolidated Tangible Net Worth" is hereby added to Appendix A, in the proper alphabetical order, as follows:

                  "Consolidated Tangible Net Worth" means, as of any date, (i) the total assets of DAP and its Consolidated Subsidiaries that would be reflected on DAP's consolidated balance sheet as of such date prepared in accordance with GAAP, after eliminating all amounts properly attributable to minority interests, if any, in the stock and surplus of Consolidated Subsidiaries, minus the sum of (i) the total liabilities of DAP and its Consolidated Subsidiaries that would be reflected on DAP's consolidated balance sheet as of such date prepared in accordance with GAAP, (ii) the amount of any write_up in the book value of any assets resulting from a revaluation thereof or any write_up in excess of the cost of such assets acquired reflected on the consolidated balance sheet of DAP as of such date prepared in accordance with GAAP and (iii) the net book amount of all assets of DAP and its Consolidated Subsidiaries that would be classified as intangible assets on a consolidated balance sheet of DAP as of such date prepared in accordance with GAAP.

(e) The definition of "Adjusted LIBO Rate" is hereby added to Appendix A, in the proper alphabetical order, as follows:

                  "Adjusted LIBO Rate" means with respect to each Rent Period for a LIBOR Advance, the rate obtained by dividing (A) LIBOR for such Rent Period by (B) a percentage equal to 1 minus the then stated maximum rate (stated as a decimal) of all reserve requirements (including, without limitation, any marginal, emergency, supplemental, special or other reserves) applicable to any member bank of the Federal Reserve System in respect of Eurodollar liabilities as defined in Regulation D of the Board of Governors of the Federal Reserve System, as the same may be in effect from time to time (or against any successor category of liabilities defined in such Regulation D).

     SECTION 2. Litigation Schedule. Schedule 4.1(e) to the Master Agreement is hereby deleted in its entirety and the revised Schedule 4.1(e) attached hereto is substituted in lieu thereof.

     SECTION 3. Financial Covenants.

     (a) Paragraphs (a) and (c) of Section 5.8 of the Master Agreement are hereby deleted in their entirety and, in lieu thereof, the following are substituted:

                  "(a) Interest Coverage Ratio. DAP will maintain as at the last day of each fiscal quarter, a ratio of (i) Consolidated EBITDAR to
         (ii)(y) Consolidated Interest Expense plus (z) Consolidated Rental Expense of at least (A) 2.5:1 for the period ended May 30, 2000; (B) 2.25:1 for the period from May 31, 2000 to the end of DAP's fiscal year ending in 2002; (C) 2.5:1 for DAP's fiscal year ending in 2003; and (D) 2.75:1 thereafter, computed on a rolling four_quarter basis in each instance, based on information contained in DAP's current financial
         statement  and  its  financial   statements  for  the  preceding  three
         quarters.

                  (c) Consolidated Funded Debt to Consolidated EBITDAR Ratio. DAP will maintain a maximum ratio of Consolidated Funded Debt to Consolidated EBITDAR of less than or equal to (A) 3.90:1 through DAP's fiscal year ending in 2001; (B) 3.75:1 for DAP's fiscal year ending in 2002; and (C) 3.50:1 thereafter, tested quarterly at the end of each fiscal quarter, computed on a rolling four quarter basis in each instance, based on information contained in DAP's current financial statements and its financial statements for the preceding three fiscal quarters."

(b) Section 5.8 of the Master Agreement is hereby amended by adding the following new paragraphs (d) and (e) and closing paragraph:

                  "(d) Minimum Tangible Net Worth. DAP will maintain a minimum Consolidated Tangible Net Worth equal to or greater than (i) at the end of DAP's fiscal year ending in 2000, $265,000,000.00, and (ii) at the end of each subsequent fiscal year, the sum of (A) the minimum
         Consolidated Tangible Net Worth requirement that was in effect at the end of DAP's immediately preceding fiscal year plus (B) seventy_five percent (75%) of DAP's positive Consolidated Net Income for the fiscal year being tested, in each case, tested quarterly at the end of each fiscal quarter. For example, if the Consolidated Net Income for DAP's fiscal year ending in 2001 were to be $40,000,000, then the minimum Consolidated Tangible Net Worth for the end of fiscal year 2001 and each of the following three (3) fiscal quarters shall be $295,000,000.00 ($265,000,000.00 + {$40,000,000 X 0.75}).

                  (e) Capital Expenditures. DAP shall not make Capital Expenditures in excess of (i) $45,000,000 in DAP's fiscal year ending in 2001, (ii) $55,000,000 in DAP's fiscal year ending in 2002 and (iii) $65,000,000 in DAP's fiscal year ending in 2003. If, as at the end of any fiscal quarter, DAP's Interest Coverage Ratio is greater than 2.75:1 and its Consolidated Funded Debt to Consolidated EBITDAR Ratio is less than 3.50:1, and DAP's projections indicate that on a pro forma basis it will sustain such ratios at such levels, the foregoing limitation on Capital Expenditures will be removed; provided, however, that said limitation shall be reinstated at any time and for so long as DAP's Interest Coverage Ratio is less than or equal to 2.75:1 or its Consolidated Funded Debt to Consolidated EBITDAR Ratio is greater than or equal to 3.50:1.

                  In the event the Sale Leaseback is not consummated and DAP writes off the costs associated therewith, DAP will be allowed to add back, in making the various income_related computations, up to $2,500,000 of such costs for all purposes under this Master Agreement, including without limitation for purposes of calculating (i) compliance with the financial covenants contained in this Section 5.8, and (ii) the Applicable Margin."

     SECTION 4. Additional Covenants. Article V of the Master Agreement is hereby amended by adding thereto the following new Sections thereto (and the existing Section 5.24 shall be renumbered to Section 5.27):

     "SECTION 5.24. Indebtedness. DAP will not, and will not permit any of its Consolidated Subsidiaries to, create, incur, assume or suffer to exist any Indebtedness, except:

     (a) Indebtedness created pursuant to the Revolving Credit Agreement and the Operative Documents;

     (b) Indebtedness existing on the date hereof and set forth on its financial statements delivered to the Funding Parties pursuant hereto and extensions, renewals and replacements of any such Indebtedness that do not increase the outstanding principal amount thereof (immediately prior to giving effect to such extension, renewal or replacement) or shorten the maturity or the weighted average life thereof;

     (c) Capitalized Lease Obligations of DAP or any Consolidated Subsidiary incurred to finance the acquisition of new equipment, provided, however, that the aggregate principal amount of such Indebtedness added during any fiscal year shall not exceed $7,000,000.00;

     (d) other unsecured Indebtedness in an aggregate principal amount not to exceed $25,000,000 at any time outstanding; provided, however, that no new Indebtedness may be incurred in reliance on this exclusion if DAP is not then in compliance on a current basis with all financial covenants contained in this Master Agreement or if, after giving effect to such new Indebtedness, DAP would not be in compliance on a pro forma basis with all financial covenants contained in this Master Agreement; and

     (e) Indebtedness of DAP owing to any Wholly_Owned Subsidiary which has executed and delivered a Subsidiary Guaranty to the Agent and of any such Wholly_Owned Subsidiary owing to DAP or any other such Wholly_Owned Subsidiary.

         If, as at the end of any fiscal quarter, DAP's Interest Coverage Ratio is greater than 2.75:1 and its Consolidated Funded Debt to Consolidated EBITDAR Ratio is less than 3.50:1, and DAP's projections indicate that on a pro forma basis it will sustain such ratios at such levels, the foregoing limitation on Indebtedness will be removed; provided, however, that said limitation shall be reinstated at any time and for so long as DAP's Interest Coverage Ratio is less than or equal to 2.75:1 or its Consolidated Funded Debt to Consolidated EBITDAR Ratio is greater than or equal to 3.50:1."

     "SECTION 5.25. Sale and Leaseback. Except for the Sale Leaseback, DAP will not, and will not permit any of the Consolidated Subsidiaries to, enter into any arrangement, directly or indirectly, whereby it shall sell or transfer any property, real or personal, used or useful in its business, whether now owned or hereinafter acquired, and thereafter rent or lease such property or other property that it intends to use for substantially the same purpose or purposes as the property sold or transferred. If, as at the end of any fiscal quarter, DAP's Interest Coverage Ratio is greater than 2.75:1 and its Consolidated Funded Debt to Consolidated EBITDAR Ratio is less than 3.50, and DAP's projections indicate that on a pro forma basis it will sustain such ratios at such levels, the foregoing restriction will be removed; provided, however, that said restriction shall be reinstated at any time and for so long as DAP's Interest Coverage Ratio is less than or equal to 2.75:1 or its Consolidated Funded Debt to Consolidated EBITDAR Ratio is greater than or equal to 3.50:1.

     SECTION 5.26. Share Repurchases. Except as specifically set forth to the contrary in the final sentence of this Section 5.26, unless and until at least $50,000,000 of the Sale Leaseback is consummated, DAP will not repurchase or enter into any agreements to repurchase any of its capital stock. If at least $50,000,000 of the Sale Leaseback is consummated, DAP will not repurchase or enter into any agreements to repurchase any of its capital stock in excess of $10,000,000 in the aggregate. If, as at the end of any fiscal quarter, DAP's Interest Coverage Ratio is greater than 2.75:1 and its Consolidated Funded Debt to Consolidated EBITDAR Ratio is less than 3.50:1, and DAP's projections indicate that on a pro forma basis it will sustain such ratios at such levels, the foregoing restriction against share repurchases will be removed; provided, however, that said restriction shall be reinstated at any time and for so long as DAP's Interest Coverage Ratio is less than or equal to 2.75:1 or its Consolidated Funded Debt to Consolidated EBITDAR Ratio is greater than or equal to 3.50:1."

     SECTION 5. Reaffirmation of Guaranty. DAP hereby affirms that the Guaranty Agreement remains in full force and effect, after giving effect to this Amendment.

     SECTION 6. Miscellaneous. This Amendment shall be governed by, and construed in accordance with, the laws of the State of Florida. This Amendment may be executed by the parties hereto in separate counterparts (including by facsimile) each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute one and the same agreement. The Master Agreement, as amended hereby, remains in full force and effect. Any reference to the Master Agreement from and after the date hereof shall be deemed to refer to the Master Agreement as amended hereby, unless otherwise expressly stated. DAP shall promptly pay, or shall reimburse the Agent for, all out-of-pocket costs and expenses incurred by the Agent in connection with this Amendment, including, without limitation, reasonable legal fees and expenses.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective duly authorized officers as of the year first above written.

                     DISCOUNT AUTO PARTS, Inc., as Guarantor


                                 By:/s/ Peter Fontaine
                                 Name Printed:   Peter Fontaine
                                 Title:     CEO


                     DISCOUNT AUTO PARTS DISTRIBUTION CENTER,  INC., as a Lessee


                                  By:/s/ Peter Fontaine
                                  Name Printed:    Peter Fontaine
                                  Title:     President

                           SUNTRUST BANK, as a Lender
                               and as Agent


                                   By:/s/ W. David Wisdom
                                   Name Printed:    W. David Wisdom
                                   Title:     Vice President

                                  EXHIBIT 10.34

                      SECOND AMENDMENT TO MASTER AGREEMENT

         This Second Amendment to Master Agreement, dated and effective as of February 16, 2001 (this "Amendment"), is among DISCOUNT AUTO PARTS, INC., a Florida corporation ("DAP" or "Guarantor"), DISCOUNT AUTO PARTS DISTRIBUTION CENTER, INC., a Mississippi corporation ("DAP SUB"), ATLANTIC FINANCIAL GROUP, LTD., a Texas limited partnership (the "Lessor"), certain financial institutions parties hereto as a lender (individually, a "Lender" and collectively, the "Lenders") and SUNTRUST BANK, a Georgia banking corporation, as agent for the Lenders (in such capacity, the "Agent").

                                   BACKGROUND

 1. DAP, DAP SUB and certain subsidiaries of DAP that may become parties thereto, the Lessor, the Lenders and the Agent are parties to that certain Master Agreement, dated as of May 30, 2000, as amended by the First Amendment to Master Agreement, dated as of August 29, 2000 (the "Master Agreement").

 2. The parties hereto desire to amend the Master Agreement to increase the amount of the facility provided pursuant to the Master Agreement, as set forth herein.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

          SECTION 1. Definitions. Capitalized terms used in this Amendment and not otherwise defined herein shall have the meanings assigned thereto in the Master Agreement.

          SECTION 2. Limits on Funded Amounts. Section 2.2(c) of the Master Agreement is
         hereby amended by deleting the number "$28,000,000" where it appears in clause (y) of the first sentence thereof and substituting therefor the number "$34,000,000". Schedule 2.2 of the Master Agreement is hereby deleted in its entirety and Schedule 2.2 attached to this Amendment is substituted therefor.

          SECTION 3. Fee. In consideration of the increase in the facility set forth in this Amendment, DAP SUB shall pay on or before the date hereof a fee to the Agent in the amount of $75,000.

          SECTION 4. Representations and Warranties. Each of DAP and DAP SUB hereby represents and warrants that, after giving effect to this Amendment (i) the representations and warranties set forth in
               Section 4.1 of the Master Agreement are true and correct in all material respects as of the date hereof, except to the extent such representations and warranties relate solely to an earlier date, in which case such representations and warranties shall have been true and correct in all material respects on and as of such earlier date and (ii) no Event of Default or Potential Event of Default has occurred and is continuing.

          SECTION 5. Reaffirmation of Guaranty. DAP hereby affirms that the Guaranty Agreement remains in full force and effect, after giving effect to this Amendment.

          SECTION 6. Miscellaneous. This Amendment shall be governed by, and construed in accordance with, the laws of the State of Florida. This Amendment may be executed by the parties hereto in separate counterparts (including by facsimile) each of which when so executed  and  delivered  shall  be an  original,  but  all  such counterparts shall together constitute one and the same agreement. The Master Agreement, as amended hereby, remains in full force and effect. Any reference to the Master Agreement from and after the date hereof shall be deemed to refer to the Master Agreement as amended hereby, unless otherwise expressly stated. DAP shall promptly pay, or shall reimburse the Agent for, all reasonable out-of-pocket costs and expenses incurred by the Agent in connection with this Amendment, including, without limitation, reasonable legal fees and expenses.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective duly authorized officers as of the year first above written.

                               DISCOUNT AUTO PARTS, Inc., as Guarantor

                               By:
                               Name Printed:
                               Title:


                     DISCOUNT AUTO PARTS DISTRIBUTION CENTER,  INC., as a Lessee



                                By:
                                Name Printed:
                                Title:

                           SUNTRUST BANK, as a Lender
                             and as Agent



                                 By:
                                 Name Printed:
                                 Title:

                         ATLANTIC FINANCIAL GROUP, LTD.,
                             as Lessor

                                 By: Atlantic Financial Managers, Inc., its General Partner


                                 By:
                                 Name Printed:
                                 Title:

                                  SCHEDULE 2.2

                    AMOUNT OF EACH FUNDING PARTY'S COMMITMENT



Lessor Commitment Percentage:       3.5%

Lessor Commitment:                 $1,190,000

Lender Commitment Percentages:

         SunTrust Bank              96.5%

Lender Commitments:

         SunTrust Bank

                         ATLANTIC FINANCIAL GROUP, LTD.,
                            as Lessor

                            By:      Atlantic Financial Managers, Inc., its
                                       General Partner


                            By:         /s/ Jeffrey B. Brawner
                            Name Printed:    Jeffrey B. Brawner
                            Title:     Vice President