Form 10-K
period 2001-05-29
DISCOUNT AUTO PARTS INC
filed 2001-08-24
CIK 889409

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended May 29, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission file number 1-11276

                            DISCOUNT AUTO PARTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                 59-1447420
              -----------------                       --------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

           4900 Frontage Road South, Lakeland, Florida     33815
           -------------------------------------------     -----
            (Address of principal executive offices)     (Zip code)

                                 (863) 687-9226
                                 --------------
                         (Registrant's telephone number)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $183,775,000 as of August 10, 2001 (based upon the closing sales price reported by the New York Stock Exchange and published in the Wall Street Journal on August 13, 2001)

         Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

         Common Stock, par value $.01 per share -- 16,707,923 shares as of August 10, 2001

Documents incorporated by reference: None

                            DISCOUNT AUTO PARTS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                     for the
                             YEAR ENDED MAY 29, 2001

                                TABLE OF CONTENTS

PART I.........................................................................................     2
ITEM 1.     BUSINESS...........................................................................     2
ITEM 2.     PROPERTIES.........................................................................    14
ITEM 3.     LEGAL PROCEEDINGS..................................................................    15
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS................................    16
PART II........................................................................................    16
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS................................................................    16
ITEM 6.     SELECTED FINANCIAL DATA............................................................    17
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS..............................................................    19
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................    23
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................    24
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.............    24
PART III.......................................................................................    24
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................    24
ITEM 11.    EXECUTIVE COMPENSATION.............................................................    27
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................    32
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................    35
PART IV........................................................................................    36
ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K................................................................    36

                                     PART I

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the current views of the Company with respect to certain events that could have an effect on the Company's future financial performance. These statements include the word "expects", "believe", "intends" and similar expressions. Any such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated.

These risks and uncertainties include, but are not limited to, increased competition, extent of market demand for auto parts, availability of inventory supply, inventory shrinkage, propriety of inventory mix, adequacy and perception of customer service, product quality and defect experience, availability of and ability to take advantage of vendor pricing programs and incentives, sourcing availability, rate of new store openings, cannibalization of store sites, mix of types of merchandise sold, governmental regulation of products, weather, new store development, performance of information systems, effectiveness of deliveries from the distribution center, ability to hire, train and retain qualified team members, availability of quality store sites, ability to successfully implement the commercial delivery service, credit risk associated with the commercial delivery service, environmental risks, availability of expanded and extended credit facilities, ability to successfully and efficiently establish and coordinate operations at the second distribution center and other risks. In addition, specific risks and uncertainties associated with the recently announced proposed merger with Advance Auto Parts include, but are not limited to: (1) the risk that the businesses of Advance Auto Parts and Discount Auto Parts will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected efficiencies and cost savings from the merger may not be fully realized or realized within the expected time frame; (3) revenues following the merger may be lower than expected; (4) operating costs, customer loss and business disruption following the merger, including, without limitation, difficulties in maintaining relationships with suppliers and employees, may be greater than expected; (5) inability to obtain or meet conditions imposed for governmental approval for the merger or merger schedule; (6) the failure of Discount Auto Parts' stockholders to approve the merger; (7) recessionary trends in general or in specific areas where Advance Auto Parts and Discount Auto Parts operate; (8) competitive pricing and other competitive pressures; and (9) other economic, business, competitive and/or regulatory factors affecting Advance Auto Parts' and Discount Auto Parts' businesses generally.

ITEM 1.           BUSINESS

GENERAL

         Discount Auto Parts, Inc., which operates directly and through its wholly owned subsidiaries, (collectively, "Discount Auto Parts" or the "Company"), is one of the Southeast's leading specialty retailers and suppliers of automotive replacement parts, maintenance items and accessories to both "Do-It-Yourself" ("DIY") consumers and professional mechanics and service technicians. As of May 29, 2001, the Company operated a chain of 666 Discount Auto Parts stores, with 438 stores located throughout Florida, 114 stores in Georgia, 46 stores in Louisiana, 42 stores in Mississippi, 19 stores in Alabama, and seven stores in South Carolina. As of May 29, 2001, 168 of the 666 stores provided commercial delivery service. Each Discount Auto Parts store carries an extensive line of brand name replacement "hard" parts, such as starters, alternators, brake pads, brake shoes and water pumps, for domestic and imported cars, vans and light trucks, as well as brand name maintenance items and accessories. The Company is not in the business of selling tires or performing automotive repairs or installations.

         Discount Auto Parts has achieved revenue growth in each of its five latest fiscal years. Net sales have increased to $661.7 million in fiscal 2001 from $405.2 million in fiscal 1997. However, over the same period, income from operations has fluctuated, increasing from $47.2 million in fiscal 1997 to $57.1 million in fiscal 2000, but decreasing to $42.2 million in fiscal 2001. The number of stores has increased to 666 as of the end of fiscal 2001 from 400 at the end of fiscal 1997.

         The Company has sought to implement clear and effective operating and growth strategies. The Company's operating strategies include building a highly knowledgeable and motivated work force, developing customers for a lifetime, attaining leading market share in every one of its existing markets and utilizing advanced information systems. With respect to growth strategies, the Company has emphasized new store openings, and has sought to standardize new store formats and constantly improve merchandising concepts. Effectively executing these strategies has helped the Company provide customers with superior service, value and parts selection at conveniently located, well-designed stores. The continued implementation and expansion of a commercial delivery program has also become an important part of the Company's growth strategy.

         In 1971, Discount Auto Parts was founded with a single 800 square foot store in Winter Haven, Florida by Herman Fontaine, his son, Denis L. Fontaine, and other members of the Fontaine family. Since the Company's inception, members of the Fontaine family, including Herman Fontaine, Denis L. Fontaine and Peter
J. Fontaine, managed the Company and played key roles in formulating and carrying out its business strategies. Herman Fontaine served as President from 1972 until 1978 and as the Chairman of the Board from 1972 until 1986, at which time he became Chairman Emeritus. Although he no longer serves as an executive officer or director, the Company continues to have the benefit of Herman Fontaine's advice and counsel. Denis L. Fontaine assumed the roles of Chief Executive Officer and President in 1978 and held such positions until his death in June 1994. Peter J. Fontaine, who has been with the Company for over 26 years and previously served as Chief Operating Officer, was elected as President and Chief Executive Officer in 1994 and continues to hold the position of Chief Executive Officer. William (Bill) C. Perkins, who had been with the Company for over 16 years and served as Chief Financial Officer from 1992 to 1996, assumed the position of Chief Operating Officer in 1994 and President on February 1, 1997, holding such positions until he left the Company in January 2001.

         On August 7, 2001, the Company entered into a definitive agreement with Advance Holding Corporation, Advance Auto Parts, Inc., Advance Stores Company, Incorporated and AAP Acquisition Corporation (collectively, "Advance") under which the Company would be acquired by Advance in a merger transaction. Advance is the second largest retailer and supplier of automotive replacement parts, maintenance items and accessories in the nation, with over 1,700 stores in 38 states. Terms of the agreement call for each share of Discount Auto Parts common stock to be exchanged for $7.50 in cash and 0.2577 shares of common stock of Advance Auto Parts, Inc., a holding company which has been formed to own and operate the combined companies. The transaction has been approved by the boards of directors of both companies and is subject to approval by the shareholders of Discount Auto Parts, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. The transaction is expected to close in the fourth calendar quarter of 2001.

INDUSTRY OVERVIEW

         The automotive aftermarket consists of products and services purchased for motor vehicles after the original sale of the vehicles such as accessories, maintenance and repairs, replacement parts, etc. According to the Automotive Parts and Accessories Association (APAA), an industry group that compiles statistics on aftermarket activity, in 1995 the market for domestic automotive aftermarket products and services represented approximately $188 billion in annual sales. The Automotive Service Association (ASA) reports that total aftermarket hard parts sales for all vehicles were $97.8 billion in 1996. Analysts estimate the overall automotive aftermarket revenue growth rate between 2-4%, and retail auto chain growth rate to be between 5-8%. Industry margins have shown resiliency, with gross margins trending upward and operating margins holding steady. The Company believes there are several key factors driving performance in the automotive aftermarket industry. These include (i) increases in the average number of miles driven per vehicle each year, (ii) increases in the average age of cars on the road, and (iii) an increase in the average ticket price of repair services.

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

         The retail industry is divided into two components: the do-it-yourself ("DIY") consumer and the professional installer. The professional installer market's relative size and its perceived higher growth rate has caused the top DIY retailers to enter the repair sector by opening service bays or supplying parts to the professional installer market. The repair sector of the market is expected to continue to provide growth opportunities for the top DIY retailers. The Company believes this has created a competitive advantage for those automotive specialty retailing chains, such as Discount Auto Parts, that have the financial resources and distribution capability to stock and deliver an inventory selection broad enough to meet customer needs.

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

         The CEO, Peter Fontaine, has built a dedicated and knowledgeable management team. The management team has significant experience in all aspects of the Company's operations. There are 59 members in the senior management team, including 39 Division Managers. These team members have an average of 13 years of experience with the Company. The team is profit-oriented and growth-minded and has a solid understanding of the automotive aftermarket industry based on their many years of experience.

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

SUPERIOR CUSTOMER SERVICE

         Customer service has enabled the Company to develop a loyal customer base and become a market leader. Customer service is enhanced by in-store computerized catalogs to assist in the selection of parts, liberal return policies, and lifetime warranties on certain parts. Most stores also offer free testing of starters, alternators, and batteries; battery charging; installation assistance for batteries and windshield wipers; and use of specialty tools for do-it-yourself installation.

         The Company's special order program is designed with the goal of assuring the broadest availability of its merchandise at each of the Company's stores. The special order program provides the Company on-line accesses to numerous third party warehouse distributors with which the Company has relationships. If merchandise is unavailable at a particular store or one of the Company's express warehouses, Company team members can order an item on-line and generally have it available for the customer within 24 hours.

         The Company's stores are open seven days per week, 363 days per year, typically from 8 a.m. to 9 p.m. with some higher volume stores having extended hours in order to better serve the DIY customer.

CONVENIENT AND ACCESSIBLE NEIGHBORHOOD LOCATIONS

          Locating stores at sites that are convenient and accessible to its customers is an essential part of the Company's customer service philosophy. The Company believes that over 50% of its customers view convenience and accessibility as the number one driver in choosing an automotive parts store. Given this customer priority, one of the Company's strategies has been to cluster stores in neighborhood locations in order to offer its customers increased convenience and accessibility. The Company's strategy is generally to draw customers from a 1.5 to 2 mile radius while many of its competitors attempt to draw customers from a larger radius. Management believes the Company's relatively low cost structure gives it the ability to profitably operate stores in close proximity, thereby offering customers more convenience than most of its competitors. In addition, the Company attempts to build new stores in locations that are easily accessible from a number of major roadways and arteries.

BROAD PRODUCT SELECTION

         The Company offers a wide selection of automotive replacement parts, maintenance items and accessories designed to cover a broad range of specific vehicle applications. Depending on the store format and including the inventory at the Parts Express warehouses, a typical Discount Auto Parts store generally carries between approximately 14,000 and 42,000 SKU's. The Company's operating strategy emphasizes automotive replacement hard parts. Over the past several years, in order to support this strategy, the Company has generally continued to substantially increase the number of replacement hard parts carried in its stores.

         Replacement hard parts sold at the Company's stores include brake shoes, brake pads, belts, hoses, starters, alternators, batteries, shock absorbers, struts, CV half shafts, carburetors, transmission parts, clutches, electronic components, and suspension, chassis and engine parts. The Company also offers complete engines that are stocked at Parts Express warehouses and its Lakeland, Florida distribution center. Other products include maintenance items, such as oil, antifreeze, brake and power steering fluids, engine additives, car paints, protectants and waxes; and accessories, such as floor mats, seat covers and car stereos and speakers.

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

         In March 2000, the Company engaged the firm of Cap Gemini Ernst & Young to assist it in a comprehensive supply chain review. The review, which included evaluation of ways to lower distribution costs, reduce total inventory, improve inventory turns and improve overall gross margins, was completed in the fourth quarter of fiscal 2001. The Company has begun to implement and continues its implementation of certain recommendations that developed from this review.

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

         The Company is the largest DIY specialty retailer of automotive parts and accessories in Florida. As of May 29, 2001, 438 (66%) of the Company's 666 stores were located in Florida. The demographics within Florida are favorable for continued growth. In particular, Florida ranks third in the nation in the total number of registered cars and light trucks, is the fourth most populous state and continues to be one of the fastest growing states in the nation.

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

UTILIZING ADVANCED INFORMATION SYSTEMS

         In order to maintain its competitive position, the Company emphasizes and continually invests in advanced distribution and information systems. As a result of continually updating these systems with state-of-the-art equipment, management believes the Company has some of the most advanced integrated distribution and point-of-sale capabilities in its industry. These systems provide many benefits, including lower distribution and operating costs, improved in-stock positions at its stores and enhanced customer service. In addition, over the past two fiscal years, the Company made several enhancements to its existing systems and introduced new technology.

         In fiscal 2001, the primary system changes and enhancements included the introduction of state-of-the-art warehouse systems technology at the new Mississippi distribution center, implementation of new distribution center inventory replenishment software and improvements to the Company's inventory management systems. In fiscal 2000, the software utilized for the commercial delivery program was enhanced to better serve the commercial component of the business and the Company implemented a Data Warehouse. The Data Warehouse provides information on customer transactions and inventory levels and facilitates better management of customer service and inventory levels. Also, during fiscal 2000, the Company invested in radio frequency ("RF") technology in its stores. The RF technology enables the stores to have real time knowledge of their inventory levels through the re-order and cycle count processes. The Company plans to continue to upgrade its systems through the integration of additional related specialized software over the next several years. All of these changes are designed to provide enhanced customer service and improve supply chain efficiencies.

DISTRIBUTION

          The Company's Lakeland, Florida distribution system is one of the most advanced inventory management information systems in the industry. The system utilizes computer-aided, laser scanning and wireless technology, which interfaces with the Company's management information and point-of-sale systems. The system features computer aided ordering and inventory management, having the capability to monitor inventory levels and determine store by store product needs. The Company has a warehouse management system in Lakeland referred to as the Wizard system ("Wizard"). Wizard provides support for the improvement of the Company's efficiency regarding shipment of merchandise. The system utilizes wireless hand held bar code scanning terminals which operate in a real time environment and which are integrated with a racking and flow system featuring conveyers and computerized sorting devices. These integrated systems enable the Company's team members to efficiently pick, assemble and palletize merchandise for shipment to individual stores. All product movement, including receiving, put-away, restock, cycle counting, picking and shipping, is monitored and tracked by Wizard.

        The Company's new distribution center located in Gallman, Mississippi utilizes an array of new technology designed to increase efficiency by the increased use of automation. New technology such as the gantry robotic palletizer, carousel picking system, and pick-to-light technology is being used at the Gallman facility. As with the Lakeland facility radio frequency hand held units are also used at the Gallman facility. The new equipment technology is driven by a new warehouse management system (Exceed 2000 and Succeed Warehouse Optimizer) purchased from EXE Technologies. The software technology in turn interfaces with the Company's host systems at its corporate headquarters.

         Stores typically place orders electronically each week with the Company's two distribution centers. These orders are generally delivered within 48 hours of receipt by way of the Company's fleet of trucks and trailers.

         The Company's main distribution center, which also houses its headquarters and administrative offices, is located in Lakeland, Florida, on property owned by the Company. The total facilities (including parking areas) currently occupy the majority of a 31.5 acre tract. The facilities front Interstate 4, the east-west interstate highway that cuts across central Florida. The Company's distribution center is comprised of approximately 600,000 square feet and is capable of serving approximately 700 stores.

         The Company opened its second distribution center in May 2001. The second distribution center, which is located in Gallman, Mississippi, comprises approximately 400,000 square feet and is capable of supporting approximately 450 stores. The Gallman, Mississippi distribution facility, which cost approximately $43 million to construct and equip, was financed in large part through a $34 million lease arrangement established in May 2000. The Company commenced operations in the new distribution facilities in May 2001 and began making the lease payments under the lease arrangement in June 2001.

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

GROWTH STRATEGIES

CONTINUING NEW STORE OPENINGS

         The Company's new store opening plans have been impacted by the Company's pending transaction with Advance Auto Parts. The merger agreement with Advance Auto Parts imposes limits on new store openings while that agreement is in effect. Although the Company had plans to add approximately 20 to 40 stores during fiscal 2002, the Company will open no more than seven new stores prior to the anticipated closing of the merger in November or December 2001. If the merger were not to close, the Company anticipates that it would add between 12 and 20 new stores in fiscal 2002. The Company's new stores are planned to utilize the Company's standardized store formats, with efforts to constantly make adjustments to these standardized store formats in an effort to improve merchandising concepts. In the last five fiscal years, the Company has opened an average of 70 stores per year, with slower new store growth in fiscal 2001, during which the Company opened 31 new stores. The Company also closed eight stores during fiscal 2001.

         In certain Florida markets, the Company has opened stores in close geographic proximity to other Discount Auto Parts stores. This operating strategy is designed to help the company establish a competitive position in each of the Company's markets as well as to support its strategy of providing the customer with shopping convenience. Although the new stores tend to attract sales that would otherwise have been made in other Discount Auto Parts stores, management believes that the negative impact on comparable store sales is often substantially offset by the Company's ability to leverage costs such as advertising and store management expenses. The Company believes that in the long term, the increased growth in the Florida population, as well as the Company's continued implementation of its commercial delivery program, will provide even greater justification for most of the stores that are in close proximity.

         The following table sets forth information concerning increases in the number of Discount Auto Parts stores during the past five fiscal years and the anticipated increase for fiscal 2001:

                                                                                    PLANNED
                        1997        1998        1999        2000        2001          2002
                        ----        ----        ----        ----        ----        --------

Beginning Stores         314         400         452         558         643             666
New Stores(1)             86          53         106(2)       85          31           12-20
Stores Closed             --           1          --          --           8              --
                        ----        ----        ----        ----        ----        --------
Ending Stores            400         452         558         643         666         678-686
                        ====        ====        ====        ====        ====        ========

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

STORE FORMATS AND EXPRESS WAREHOUSES

         The Company has developed three types of retail store formats: the mini-depot store, the full service store and the depot store format. These standardized formats have tended to lower new store operating costs through increased efficiency and consistency in the selection, acquisition, design and opening of new stores. As a result, the Company is modeling new stores according to the standardized formats and also using appropriate elements of one of these three store formats to remodel existing stores. Since the initiation of the standardized formats, the Company has converted the product selection at all of the existing stores to either the mini-depot, full service or depot formats.

         Under the standardized store formats, a mini-depot store has approximately 4,200 selling square feet and carries an average of approximately 14,000 SKU's. The average full service store has generally the same footprint as a mini-depot format store, but offers a wider selection of parts because it also provides commercial delivery service. On average the full service store carries an average of 17,500 SKU's. The average depot store has approximately 8,000 selling square feet, offers greater product selection and carries an average of approximately 21,000 SKU's.

         The following table indicates certain information about the 666 Discount Auto Parts stores in operation as of May 29, 2001:

                                                       SELLING             TOTAL
                  AVERAGE STOCK     NUMBER OF          SQUARE             SQUARE        AVERAGE TOTAL
STORE FORMAT      KEEPING UNITS       STORES          FOOTAGE(1)          FOOTAGE       SQUARE FOOTAGE
------------      -------------     ---------         ----------         ---------      --------------

Mini-depot            14,000          473             1,933,000          3,198,000           6,761
Full Service          17,500          150(2)            661,000          1,075,000           7,176
Depot                 21,000           43               255,000            471,000          10,953
                                      ---             ---------          ---------
Total                                 666             2,849,000          4,744,000
                                      ===             =========          =========

(1) Total selling square footage includes normal selling space, but excludes office, stockroom, shelving space behind the parts counter and receiving area. Such square footage also excludes square footage associated with the express warehouses.

(2) Currently, the Company provides its commercial delivery program from 168 stores. Of that number, 150 are operated from full service format stores and 18 are operated from depot format stores.

         In 1998, in an effort to provide support for product availability at its stores and to help facilitate the roll-out of its commercial delivery program, the Company developed an "express" warehouse concept and opened its first Parts Express warehouse in Orlando, Florida in excess space of an existing depot. As of May 29, 2001, the Company had 10 Parts Express locations in operation. The Parts Express warehouses are located in Orlando, Tampa, Miami, Fort Myers, Jacksonville, West Palm Beach, Tallahassee, Atlanta, Mobile and Kenner, Louisiana.

         Each Parts Express warehouse currently stocks approximately 42,000 SKU's and occupies approximately 10,000 square feet. The objective of establishing Parts Express warehouses is to provide inventory support to mini-depot and depot stores within the same geographic market of the respective Parts Express warehouse, as well as to support the Company's commercial delivery program. Parts Express warehouses have been utilizing excess space in identified depot stores in most locations, while some have been designed as stand-alone facilities.

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

CONTINUING TO IMPROVE MERCHANDISING

         One of the Company's growth strategies is to improve its merchandising concepts, primarily by broadening product selection and emphasizing the sale of replacement hard parts which generally provide higher gross profit margins. The Company is also using its plan-o-grams program (which is focused on improving merchandise presentation and in-stock positions) and the in-store point-of-sale system to improve merchandising. The point-of-sale system helps the Company maintain proper inventory levels and provide real-time sales information. The interface of the new plan-o-grams with the Company's point-of-sale systems provide a more sophisticated means of inventory control and management. These systems are designed to enhance overall sales and gross margins in each individual store. During fiscal 1999, the Company implemented a new perpetual inventory system at its stores. The Company has been able to collect enhanced information from the perpetual inventory system, enabling the Company to better determine proper individual store merchandise and inventory levels. These enhancements, coupled with the implementation of the Parts Express store format in selected metropolitan markets, are in the process of being fine-tuned in an effort to improve the Company's overall inventory turnover.

         Although each Discount Auto Parts store carries the same basic product lines, each Division Manager, with input from individual store managers, has certain limited abilities to adapt product mix based on the specific needs of the market area served by the stores.

COMMERCIAL MARKET BUSINESS

         The Company began the roll-out of a commercial delivery service in the third quarter of fiscal 1998. Under the Company's commercial delivery service program, which operates under the name "Pro2Call", commercial customers (such as auto service centers, commercial mechanics, garages and the like) are able to establish commercial accounts and purchase and receive automotive parts. The automotive parts are either delivered or are available for pick up at nearby Discount Auto Parts stores. As of May 29, 2001, 168 of the Company's store locations provided commercial delivery service. By the end of fiscal 2002, the Company expects commercial delivery services to be provided by approximately 225 stores. Upon completion of the roll-out, the Company expects to provide commercial delivery service from approximately 60% to 65% of its stores.

         The Company's entry into the commercial delivery market has required total capital expenditures of approximately $17 million, which includes the funding of losses incurred by the program to date. In addition, the commercial delivery program requires the Company to extend trade credit to certain of the commercial account customers in the ordinary course of business. The extension of such trade credit increases the capital requirements associated with the program and exposes the Company to credit risk from uncollectible accounts. The Company has established systems designed to manage and control such credit risk. The amount of capital that is needed for extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops.

         In addition, the Company is also utilizing small trucks to achieve its delivery of parts to commercial customers. These vehicles are currently being leased as part of a master fleet leasing arrangement. Additional vehicles will be needed in the future as commercial-designated stores are opened and as sales volume increases warrant.

         The Company believes the commercial delivery business is important to its long-term success, as it will further allow for the leveraging of fixed and certain variable store expenses. Although the commercial delivery program incurred operating losses through the third quarter of fiscal 2001, the program began to provide small positive operating contributions during the fourth quarter of fiscal 2001. Because this is a relatively new aspect of the auto parts supply business for the Company, there are risks associated with the Company's entry into this new aspect of the business and there can be no assurance that the commercial delivery service business will be able to continue to provide and expand upon its recent positive operating contributions or whether the Company will experience any financial or other challenges in managing and controlling the credit risk.

STORE OPERATIONS

STORE DESIGN AND VISUAL MERCHANDISING

         The Company seeks to design and build stores with a high visual impact. The Company's stores are generally freestanding buildings situated in highly visible locations and are designed to provide easy access and ample parking. The Company utilizes colorful exterior signage which displays the "Discount Auto Parts" name and advertises current product specials. Stores are attractive and brightly-lit. They have signage and special displays to aid customers in locating merchandise and promoting products. The majority of the selling space contains shelves for automotive replacement parts, maintenance items, and accessories, with selected merchandise featured at the ends of the aisles, at the cash register areas, and in other high traffic and visible areas. All stores have a hard parts counter staffed by knowledgeable, customer-service oriented team members. All of the stores have computerized parts catalogs located at the hard parts counter that provide parts information based on the make, model, and year of an automobile.

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

STORE TEAM MEMBERS

         A typical mini-depot format store employs 8 to 10 team members, a typical full service format store employs 10 to 13 team members and a typical depot format store employs 15 to 20 team members. Each store employs a manager, one or two assistant managers, a team leader and additional full and part-time team members. Stores offering commercial delivery also employ 2 to 3 drivers. A store manager's incentive compensation is based upon the performance of his or her store vis-a-vis the average Company store. Store managers are reviewed quarterly on sales levels, gross margins and operating margin. This review and compensation program attempts to align the goals of the Company's store managers with those of senior management (i.e., primarily based on achieving established sales goals for their store, controlling store general and administrative expenses, controlling inventory shrinkage expense and team member retention). The Company supervises store operations primarily through three Vice Presidents of Store Operations and 39 Division Managers, each of whom supervises between 14 and 21 stores. The three Vice Presidents of Store Operations currently report to the Chief Executive Officer.

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

         In addition, every store is generally visited every other week by a division manager. All of these review programs help insure the Company's stores are being maintained in accordance with the Company's standards of excellence.

PURCHASING AND DISTRIBUTION

         Merchandise is generally selected and purchased for all stores at the Company's headquarters. Approximately 98% of the Company's merchandise is shipped by vendors to the Company's distribution centers located in Lakeland, Florida and Gallman, Mississippi. Deliveries are usually made to individual stores on a weekly basis by the Company's fleet of trucks and trailers. In fiscal 2001, the Company purchased products from over 250 suppliers. During fiscal 2001, the Company's ten largest suppliers accounted for approximately 39% of the Company's purchases but no single supplier accounted for more than 8% of total purchases. During fiscal 2000 and 1999 the Company's ten largest suppliers accounted for approximately 39% and 34%, respectively, of the Company's total inventory purchases. The Company believes its relationships with its suppliers are good. The Company also believes alternative sources of supply exist (and in some cases such relationships are maintained on a smaller scale), at similar cost and on similar terms, for substantially all types of products sold.

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

COMPETITION

         Both the retail and commercial delivery automotive parts aftermarket are highly competitive. Automotive products similar or identical to those available at the Company's stores are generally available from a variety of different competitors in the communities served by Discount Auto Parts stores. The number of competitors and the level of competition faced by Discount Auto Parts stores vary by market area. The principal competitive factors which affect the Company's business are store location, customer service, product selection, product quality, timeliness of commercial deliveries and price. In the state of Florida, the Company operates the largest specialty retail chain offering automotive replacement parts, maintenance items and accessories to the DIY consumer. The Company competes in its various markets with a number of local, regional and national automotive retail chains including Auto Zone, Pep Boys, and Advance Auto Parts. To a lesser extent, the Company's stores also compete with automotive wholesalers or jobbers such as NAPA, Big A and Steego and, in certain product categories such as batteries, oil, filters and accessories, mass merchandisers such as Wal-Mart, Target and Kmart. In the commercial delivery program, the Company competes with many of those same companies.

         Although the Company believes that it competes effectively in its various markets, certain of its competitors, or their parent organizations, are larger in terms of sales volume, have access to greater capital and management resources, or have been operating longer in particular market areas.

TEAM MEMBERS

         As of May 29, 2001, the Company employed 6,460 team members (5,285 were full-time team members). Approximately 87% of the Company's team members are employed in stores or in direct field supervision, while 13% work in the distribution center, and/or corporate and support functions. The Company has no collective bargaining agreements covering any of its team members, and has never experienced any material labor disruption.

TRADEMARKS

         The Company believes that its name, distinctive lettering and eye-catching stores are important to its operating strategy. In addition, as the Company continues to expand its commercial delivery business, the Company is establishing value in its Pro2Call service mark, which is the name under which the commercial delivery business operates. Although the Company develops and owns other trademarks, service marks and copyrights, the Company does not believe that its business is otherwise substantially dependent on any particular trademark, service mark, copyright or patent. Furthermore, the Company is not aware of any infringing uses or any assertion of infringing uses in any of its current market areas with respect to these intellectual property rights, that, in the opinion of the Company, could materially affect the Company's uses of its material marks and trade dress described above.

ITEM 2.           PROPERTIES

DISTRIBUTION CENTER AND HEADQUARTERS

         The Company's main distribution center, which also houses its headquarters and administrative offices, is located in Lakeland, Florida on property owned by the Company. The total facilities (including parking areas) currently occupy the majority of a 31.5 acre tract. The facilities front Interstate 4, the east-west interstate highway that cuts across central Florida.

         The Company's main distribution center was expanded in 1996, which doubled its size. As a result of this expansion, there is essentially no additional useable area on its headquarters site for further expansion of the facility. However, the expanded distribution center comprises approximately 600,000 square feet and is capable of serving approximately 700 stores. The expanded distribution center also provides service to the Company's Parts Express warehouses, and is utilized to support the commercial delivery program.

         In the fourth quarter of fiscal 2001, the Company completed the construction of a second distribution center in Gallman, Mississippi. The second distribution center is approximately 400,000 square feet and has the capacity to support up to approximately 450 stores. The new distribution center began shipping to a limited number of stores and has continued to transition selected stores from the Lakeland distribution center to the new distribution center. As of May 29, 2001, 157 stores were being serviced from the Mississippi distribution center. The second distribution center is being leased under a $34 million lease agreement, which was established in May 2000. The lease covers the land, buildings and certain integrated operating equipment, such as conveyor systems. Additional rolling stock, computer equipment and other personal property utilized in the new distribution center has been leased under other leasing arrangements or has been acquired and financed through the Company's existing revolving line of credit.

DISCOUNT AUTO PARTS STORES

         The Company has historically owned the majority of its store locations in order to maximize real estate flexibility and control operating costs. Recently, however, the Company effectuated a sale/leaseback of 101 stores. As a consequence, as of May 29, 2001, the Company owned 479 or 72% of its locations and leased 187 or 28% of its locations. The average cost of a new mini-depot format store is approximately $800,000, including $660,000 for the land, building, and soft costs and $140,000 for furniture, fixtures and equipment.

         Certain of the stores in which the Company has an ownership interest are affected by senior secured note credit facilities and mortgages on which the total unpaid principal balance as of May 29, 2001 was approximately $3.6 million. During fiscal 2001, the Company retired one of the two senior secured note facilities. The remaining secured note facility provides for interest at a fixed rate of 9.8%, payable quarterly, with a principal payment of $1.2 million due on May 31 each year.

         Excluding stores under the sale/leaseback arrangement, the majority of the Company's other store leases provide for the payment of a fixed rent, plus increases to cover ad valorem taxes, insurance and maintenance costs. The leases are generally for a term of five years, with the Company having the right to renew for one or more additional five-year terms.

         The sale/leaseback transaction was completed on February 27, 2001. Under the terms of the sale/ leaseback, the Company sold 101 properties, including land, buildings, and improvements, for approximately $62.2 million. The stores were leased back from the purchaser under non-cancelable operating leases with lease terms of 22.5 years each. The sale of the properties generated a gain for financial reporting purposes, net of expenses incurred, of $6.0 million, which gain has been deferred and is being amortized over the lease term. Net rent expense during the first five years of the lease term will be approximately $6.4 million annually, with increases periodically thereafter.

ITEM 3.           LEGAL PROCEEDINGS

Coalition for a Level Playing Field, et. al. v. AutoZone, Inc. et. al, Case No. 00-0953 in and for the United District Court, Eastern District of New York. In February 2000, the Coalition for a Level Playing Field ("Coalition") and over one hundred independent automotive parts and accessories aftermarket warehouse distributors and jobbers filed a lawsuit in the United States District for the Eastern District of New York against the Company and other retailers. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. The Complaint seeks injunctive and declaratory relief, unspecified treble damages on behalf of each of the plaintiffs, as well as attorneys' fees and costs. The defendants, including the Company, filed a motion to dismiss in late October 2000. The plaintiffs filed their response to such motion to dismiss January 2001 and the defendants have filed a response to the plaintiffs' responsive pleadings. Any discovery would follow after disposition by the court of such motion to dismiss. The Company believes the claims to be without merit and intends to vigorously defend the action.

         As previously reported, the Company had been engaged in litigation with its insurance carrier pursuant to which the Company was seeking recovery under its insurance policy of certain amounts incurred by the Company in connection with the previously reported and settled Airgas, Inc. litigation. The Company settled this litigation in May 2001.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's common stock is traded on the New York Stock Exchange (ticker symbol: DAP). The approximate number of record holders of the Company's common stock at August 10, 2001 was 750.

High and low stock prices for the last two fiscal years were:

                       FISCAL 2001             FISCAL 2000
                    ------------------      ------------------
                     HIGH        LOW         HIGH        LOW
                    ------      ------      ------      ------

         Qtr 1      $11.00      $ 7.88      $24.50      $18.94
         Qtr 2        9.25        5.19       19.13       11.00
         Qtr 3        7.75        4.88       20.81       10.13
         Qtr 4       14.20        6.60       12.38        8.50

         Since the initial public offering, the Company has not paid any cash dividends. The Company does not intend to pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's existing credit facilities contain restrictions on the payment of cash dividends on the Common Stock. At May 29, 2001, approximately $42.7 million of the Company's retained earnings were available for dividend distribution.

ITEM 6.           SELECTED FINANCIAL AND OTHER DATA

         The following table sets forth selected consolidated statement of operations, balance sheet and other operating data of the Company. The data presented below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included herein, the other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                               FISCAL YEAR ENDED
                                                   --------------------------------------------------------------------------
                                                     MAY 29          MAY 30         JUNE 1           JUNE 2         JUNE 3
                                                      2001            2000           1999             1998          1997(1)
                                                   ----------      ----------      ----------      ----------      ----------
                                                        (In thousands, except per share data and Selected Operating Data)

INCOME STATEMENT DATA
Net sales                                          $  661,717      $  598,258      $  511,483      $  447,491      $  405,186
Cost of sales, including distribution costs           404,199         356,783         302,843         271,404         256,646
                                                   ----------      ----------      ----------      ----------      ----------
Gross profit                                          257,518         241,475         208,640         176,087         148,540
Selling, general and administrative expenses          215,353         184,371         152,777         124,125         101,336
                                                   ----------      ----------      ----------      ----------      ----------
Income from operations                                 42,165          57,104          55,863          51,962          47,204
Litigation settlement                                      --              --              --              --         (20,545)
Other income, net                                       6,957           2,770             817           2,434             187
Interest expense                                      (21,634)        (18,079)        (12,856)        (10,203)         (6,125)
                                                   ----------      ----------      ----------      ----------      ----------
Income before income taxes and cumulative
     effect of change in accounting principle          27,488          41,795          43,824          44,193          20,721
Income taxes                                            9,880          15,506          16,766          17,013           7,980
                                                   ----------      ----------      ----------      ----------      ----------
Income before cumulative effect of change in
     accounting principle                              17,608          26,289          27,058          27,180          12,741
Cumulative effect of change in accounting
     principle, net of income tax benefit                  --              --          (8,245)             --              --
                                                   ----------      ----------      ----------      ----------      ----------
Net income                                         $   17,608      $   26,289      $   18,813      $   27,180      $   12,741
                                                   ==========      ==========      ==========      ==========      ==========

Net income (loss) per basic share from:
Income before cumulative effect of change in
      accounting principle                         $     1.05      $     1.57      $     1.63      $     1.64      $     0.77
Cumulative effect of change in accounting
      principle                                            --              --           (0.50)             --              --
                                                   ----------      ----------      ----------      ----------      ----------
  Net income                                       $     1.05      $     1.57      $     1.13      $     1.64      $     0.77
                                                   ==========      ==========      ==========      ==========      ==========
Net income (loss) per diluted share from:
Income before cumulative effect of change in
      accounting principle                         $     1.05      $     1.57      $     1.61      $     1.63      $     0.77
Cumulative effect of change in accounting
      principle                                            --              --           (0.49)             --              --
                                                   ----------      ----------      ----------      ----------      ----------
  Net income                                       $     1.05      $     1.57      $     1.12      $     1.63      $     0.77
                                                   ==========      ==========      ==========      ==========      ==========

Average common shares outstanding                      16,703          16,695          16,650          16,604          16,581
Dilutive effect of stock options                            4              30             153             111              73
                                                   ----------      ----------      ----------      ----------      ----------
Average common shares outstanding -
       assuming dilution                               16,707          16,725          16,803          16,715          16,654
                                                   ==========      ==========      ==========      ==========      ==========

(1) Fiscal year 1997 consisted of 53 weeks; all other years reported consisted of 52 weeks.

                                                                                   FISCAL YEAR ENDED
                                                        ------------------------------------------------------------------------
                                                         MAY 29         MAY 30         JUNE 1         JUNE 2         JUNE 3
                                                          2001           2000           1999           1998          1997(1)
                                                        ---------      ---------      ---------      ---------      ---------
                                                                   (In thousands, except Selected Operating Data)
SELECTED OPERATING DATA
Number of stores at year end                                  666            643            558            452            400
Total store square footage at year end
 (in thousands)(2)                                          2,849          2,761          2,450          2,007          1,836
Average net sales per store (in thousands)(3)(4)        $   1,011      $     996      $   1,013      $   1,050      $   1,023
Average net sales per square foot(3)(4)                 $     236      $     230      $     230      $     233      $     212
Percentage increase (decrease) in comparable
   store net sales(4)                                         3.9%           3.3%            .6%           7.7%           (.6)%
Team members                                                6,460          6,390          5,586          4,350          3,677

BALANCE SHEET DATA
Inventories                                             $ 242,718      $ 253,113      $ 209,028      $ 172,027      $ 151,644
Working capital                                           143,850        153,769        128,939        105,662         80,573
Property and equipment, net                               384,513        419,282        374,577        314,519        265,589
Total assets                                              655,929        704,709        620,314        511,735        443,066
Long-term debt, excluding current maturities              192,900        264,600        224,800        160,695        114,117
Stockholders' equity                                      320,862        303,204        276,766        256,885        229,061

(1) Fiscal year 1997 consisted of 53 weeks; all other years reported consisted of 52 weeks.

(2)      Store square footage includes only selling and merchandising space.

(3) Average net sales per store and average net sales per square foot are based on the average of beginning and ending number of stores and store Square footage for the respective period. For fiscal 1997, average net sales per store and average net sales per square foot have been adjusted to exclude the effect of the fifty-third week.

(4) The amounts shown for fiscal 1997 exclude bulk commercial sales of air conditioning products, such as freon. If these commercial sales of freon were to have been included, the average net sales per store, average net sales per square foot and the increase in comparable store sales for fiscal 1997 would have been $1,115,000, $231 and 9.7%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and other data and information appearing elsewhere in the Report on Form 10-K. The Company's fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to May 31st. The years ended May 29, 2001, May 30, 2000 and June 1, 1999 consisted of 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, the income statement data and the percentage of the Company's net sales represented by each line presented:

                                                                                FISCAL YEAR ENDED
                                                     ------------------------------------------------------------------------
                                                            MAY 29                    MAY 30                    JUNE 1
                                                       2001           %          2000           %          1999           %
                                                     ---------      -----      ---------      -----      ---------      -----
                                                                                 (Dollars in thousands)

Net sales                                            $ 661,717      100.0%     $ 598,258      100.0%     $ 511,483      100.0%
Cost of sales, including distribution costs            404,199       61.1        356,783       59.6        302,843       59.2
                                                     ---------      -----      ---------      -----      ---------      -----
     Gross profit                                      257,518       38.9        241,475       40.4        208,640       40.8
Selling, general and administrative expenses           215,353       32.5        184,371       30.8        152,777       29.9
                                                     ---------      -----      ---------      -----      ---------      -----
      Income from operations                            42,165        6.4         57,104        9.6         55,863       10.9
Other income, net                                        6,957        1.1          2,770         .5            817         .2
Interest expense                                       (21,634)      (3.3)       (18,079)      (3.1)       (12,856)      (2.5)
                                                     ---------      -----      ---------      -----      ---------      -----
Income before income taxes and cumulative
       effect of change in accounting principle         27,488        4.2         41,795        7.0         43,824        8.6
Income taxes                                             9,880        1.5         15,506        2.6         16,766        3.3
                                                     ---------      -----      ---------      -----      ---------      -----
Income before cumulative effect of
        change in accounting principle                  17,608        2.7         26,289        4.4         27,058        5.3
Cumulative effect of change in accounting
        principle, net of income tax benefit                --         --             --         --         (8,245)      (1.6)
                                                     ---------      -----      ---------      -----      ---------      -----
     Net income                                      $  17,608        2.7%     $  26,289        4.4%     $  18,813        3.7%
                                                     =========      =====      =========      =====      =========      =====

FISCAL 2001 COMPARED TO FISCAL 2000

Net sales for the fifty-two week period ended May 29, 2001 increased 10.6% to $661.7 million, from $598.3 million a year earlier. Comparable store sales increased 3.9% for fiscal 2001 as compared to fiscal 2000. Comparable store sales results include sales from the Company's commercial delivery program. The balance of the increase in total sales for fiscal 2001 was attributable to sales from new stores opened since the beginning of fiscal 2000. At May 29, 2001, the Company had 666 stores in operation compared to 643 at the end of fiscal 2000.

Gross profit for the fifty-two week period ended May 29, 2001 was $257.5 million, or 38.9% of net sales, compared with $241.5 million, or 40.4% for fiscal 2000. The reduction in the gross margin percentage for fiscal 2001 was primarily due to overall lower vendor incentives, higher inventory shrinkage expense, expenses associated with the opening of the second distribution center and margin pressure in commodity categories such as oil. Overall vendor incentives were down due to a lesser number of net new stores opened in fiscal 2001 (23) versus in fiscal 2000 (85).

During fiscal 2001, the Company began several supply chain initiatives that were directed, for the most part, at improving overall gross margins and inventory performance. During the fourth quarter of fiscal 2001, the Company began to see improvement in overall gross margins as compared to preceding quarters in fiscal 2001. Management expects to see continuing gross margin improvements in fiscal year 2002.

Selling, general and administrative expenses for fiscal 2001 increased 16.8% over such expenses for fiscal 2000, and increased as a percentage of net sales from 30.8% in fiscal 2000 to 32.5% in fiscal 2001. The increase was primarily due to lower than anticipated retail sales, which resulted in a reduced ability to leverage certain store related expenses, the slower ramp up of stores opened in newer markets and the net additional rent resulting from the February 2001 sale/leaseback of 101 properties.

As a result of the above factors, income from operations for fiscal 2001 was $42.2 million as compared to $57.1 million for fiscal 2000. Operating margins for fiscal 2001 were 6.4% as compared to 9.6% for fiscal 2000.

During May 2001, the Company settled a claim related to recovery of amounts previously paid out by the Company in connection with a separate litigation matter that was concluded in August 1997. The 1997 litigation stemmed from the sale and distribution of freon. The net gain of $6.5 million resulting from the recovery achieved in the May 2001 settlement has been included in other income.

Interest expense for fiscal 2001 increased 19.7% to $21.6 million as compared to $18.1 million for fiscal 2000. The increase was the result of increased borrowings in the first half of the fiscal year primarily associated with new store growth and overall higher interest rates on the Company's variable rate debt.

The Company's effective tax rate for fiscal 2001 was 35.9% as compared to 37.1% in fiscal 2000. The reduction in the effective tax rate for fiscal 2001 is primarily the result of state tax planning and restructuring initiatives, which were implemented as of the end of the second quarter of fiscal 2000.

As a result of the above factors, net income for fiscal 2001 was $17.6 million, or $1.05 per diluted share as compared to $26.3 million, or $1.57 per diluted share for fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

Net sales for the fifty-two week period ended May 30, 2000 increased 17.0% to $598.3 million, from $511.5 million a year earlier. Comparable store sales increased 3.3% for fiscal 2000 as compared to fiscal 1999. Comparable store sales results include sales from the Company's commercial delivery program. The balance of the increase in total sales for fiscal 2000 was attributable to sales from new stores opened since the beginning of fiscal 1999. At May 30, 2000, the Company had 643 stores in operation compared to 558 at the end of fiscal 1999.

Gross profit for the fifty-two week period ended May 30, 2000 was $241.5 million, or 40.4% of net sales, compared with $208.6 million, or 40.8% for fiscal 1999. The reduction in the gross margin percentage for fiscal 2000 was primarily due to higher product distribution costs. The comparison to fiscal 1999 was also impacted by the inclusion of additional vendor incentives in 1999 resulting from the September 1998 purchase of the Rose Automotive stores.

Selling, general and administrative expenses for fiscal 2000 increased 20.7% over such expenses for fiscal 1999, and increased as a percentage of net sales from 29.9% in fiscal 1999 to 30.8% in fiscal 2000. The increase was primarily due to the expenses incurred related to the continued implementation and expansion of the Company's commercial delivery program for fiscal 2000 as compared to fiscal 1999, as well as a loss, during December and January, of the Company's ability to leverage certain expenses during those periods as a result of lower than anticipated sales.

Income from operations for fiscal 2000 was $57.1 million as compared to $55.9 million for fiscal 1999. Operating margins for fiscal 2000 were 9.6% as compared to 10.9% for fiscal 1999. Operating income and the resulting operating margin for fiscal 2000 were negatively impacted by the implementation and expansion of the Company's commercial delivery program. For fiscal 2000 and fiscal 1999 the Company incurred an estimated operating loss from the commercial delivery program of approximately $4.7 million and $4.8 million, respectively. Excluding the estimated operating loss impact of the commercial delivery program, the operating margin for fiscal 2000 and fiscal 1999 would have been approximately 10.3% and 11.9%, respectively.

Other income primarily includes gains and losses on real estate disposals. The variance between years primarily reflects the overall change in level of activity between years.

Interest expense for fiscal 2000 increased 40.6% to $18.1 million as compared to $12.9 million for fiscal 1999. The increase was the result of increased borrowings primarily associated with new store growth and overall higher interest rates.

The Company's effective tax rate for fiscal 2000 was 37.1% as compared to 38.3% in fiscal 1999. The reduction in the effective tax rate for fiscal 2000 is primarily the result of state tax planning and restructuring initiatives, which were implemented as of the end of the second quarter of fiscal 2000.

Income before the cumulative effect of an accounting change for fiscal 2000 was $26.3 million or $1.57 per diluted share as compared to $27.1 million or $1.61 per diluted share for fiscal 1999.

During the fourth quarter of fiscal 1999, the Company implemented a change in its method of accounting for store inventories from the first-in, first-out method calculated using a form of the retail inventory method to the weighted average cost method. The Company made this change in connection with new computerized store-level perpetual inventory systems installed throughout fiscal 1999. As a result of the change in accounting method, the Company reported a non-cash, fiscal 1999 after tax charge of $8.2 million, or $.49 per diluted share which was reflected as of the beginning of the year and which represented the beginning 1999 fiscal year impact of the change in accounting method.

As a result of the above factors, net income for fiscal 2000 was $26.3 million, or $1.57 per diluted share as compared to $18.8 million, or $1.12 per diluted share for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $51.9 million in fiscal 2001, $28.0 million in fiscal 2000, and $23.8 million in fiscal 1999. The increase in fiscal 2001 over fiscal 2000 was primarily due to a decrease in inventories which was offset in part by a decrease in net income and accounts payable. The reduction in inventories for the fiscal 2001 period primarily reflects results of the Company's supply chain initiatives geared toward better overall inventory management. Such efforts have included the Company's redistribution of excess quantities of inventory among its stores rather than making additional purchases from vendors. During fiscal 2001, the Company reduced overall inventory levels by $10.4 million compared to adding $44.1 million in fiscal 2000. This process also resulted in lower accounts payable at the end of fiscal 2001 versus the end of fiscal 2000.

The increase in fiscal 2000 over fiscal 1999 was primarily due to a decrease in prepaid expenses and other current assets resulting from the improved timing of collecting vendor program receivables, higher net income and increased depreciation and amortization offset in part by a decrease in the amount of inventory growth funded by vendor payables.

Capital expenditures for fiscal 2001 were $43.1 million as compared to $69.3 million in fiscal 2000 and $81.0 million in fiscal 1999. Capital expenditures have fluctuated over the periods primarily based on new store openings in the respective periods. Capital expenditures for fiscal 2001 primarily related to the 31 new stores opened. Capital expenditures for fiscal 2000 primarily related to the 85 new stores opened. Fiscal 1999 capital expenditures also included costs associated with the completion of the expansion of the Company's Lakeland, Florida distribution center and additional office space.

On February 27, 2001, the Company completed a sale/leaseback transaction. Under the terms of the transaction, the Company sold 101 properties, including land, buildings, and improvements, for a net price of approximately $62.2 million. The stores were leased back from the purchaser under non-cancelable operating leases with lease terms of 22.5 years each. The sale of the properties generated a gain for financial reporting purposes, net of expenses incurred, of $6.0 million, which gain has been deferred and is being amortized over the lease term. Net rent expense during the first five years of the lease term will be approximately $6.4 million annually, with increases periodically thereafter. Proceeds from the transaction were used to reduce outstanding borrowings under the Company's Revolving Credit Facility.

During May 2001, the Company settled a claim related to recovery of amounts previously paid out by the Company in connection with a separate litigation matter that was concluded in August 1997. The 1997 litigation stemmed from the sale and distribution of freon. The proceeds from the settlement were collected in May and the resulting net gain of $6.5 million from the settlement has been included in other income in the Company's fiscal 2001 income statement.

In May 2000, the Company broke ground on a second distribution center in Gallman, Mississippi. The second distribution center is approximately 400,000 square feet and will be able to support approximately 450 stores. As of May 29, 2001, 157 stores are being serviced by that facility. The second distribution center is being leased under a $34 million operating lease agreement, which was put into effect in May 2000. The lease covers the land, buildings and certain integrated operating equipment, such as conveyor systems. Additional rolling stock, computer equipment, software, and other personal property with a total cost of approximately $9.0 million was funded through other lease arrangements or through the Company's existing revolving line of credit.

The Company also continued the roll-out of its commercial delivery service, which began in the third quarter of fiscal 1998. The Company's commercial delivery service consists of a program whereby commercial customers (such as auto service centers, commercial mechanics, garages and the like) establish commercial accounts with the Company and order automotive parts from the Company, with such parts being delivered by the Company or picked up by the customer from nearby Discount Auto Parts stores. The commercial delivery program requires the Company to extend trade credit to certain of the commercial account customers as part of the ordinary course of business. The extension of such trade credit increases the capital requirements associated with the roll-out of the program and exposes the Company to credit risk from uncollectible accounts. The Company has established systems to manage and control such credit risk. The amount of capital that is needed to cover extension of trade credit will be dependent in large part upon the success of the commercial delivery service roll-out and how quickly the commercial business develops. To date, the commercial delivery program has incurred operating losses of approximately $10.8 million, which have been funded by the Company's retail operations and its revolving line of credit. However, during the fourth quarter of fiscal 2001 the commercial delivery program achieved profitability.

On August 7, 2001, the Company entered into a definitive agreement with Advance Holding Corporation, Advance Auto Parts, Inc., Advance Stores Company, Incorporated and AAP Acquisition Corporation (collectively, "Advance") under which the Company would be acquired by Advance in a merger transaction.

Under the terms of the pending merger transaction with Advance, the Company is subject to limits on the amount of its capital expenditures through the date of closing. Accordingly, the Company only expects to open approximately seven new stores prior to the anticipated closing of the merger in November or December 2001. If the merger does not close, the Company would need to modify its capital expenditure plans for the remainder of fiscal 2002.

Consistent with its historical practice, the Company expects to finance most of its new store growth through unsecured lines of credit and medium and longer-term mortgage financing provided by banks and other institutional lenders, and through cash flow from operations. As of August 20, 2001, the Company had $109.8 million of additional availability under its existing financing agreements.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its credit facilities. The Company pays interest on borrowings at the LIBOR rate plus an applicable margin ranging from .625% to 1.90% based on the Company's debt-to-capitalization ratio. If the interest rates on the Company's borrowings averaged 100 basis points more in fiscal 2002 than they did in fiscal 2001, the Company's interest expense would increase and income before income taxes would decrease by approximately $1.65 million. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements of Discount Auto Parts, Inc. together with the report thereon of Ernst & Young LLP, are included following Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the Company's directors and executive officers as of August 10, 2001:

                                                                                                    YEARS WITH
NAME                              POSITIONS                                                         THE COMPANY
----                              ---------                                                         -----------

Peter J. Fontaine               Chairman of the Board, Chief Executive Officer and Director              26

C. Michael Moore                Executive Vice President - Finance, Chief Financial Officer,              5
                                and Secretary

Clement A. Bottino              Vice President - Human Resources                                         22

Michael D. Harrah               Vice President - Information Systems                                      9

C. Roy Martin                   Vice President - Supply Chain and Logistics                               1

Thomas A. Merk                  Vice President - Sales and Marketing                                     12

David C. Viele                  Vice President - Purchasing                                              25

David P. Walling                Director                                                                  5

Charles W. Webster, Jr.         Director                                                                  2

Donald W. Olson                 Director                                                                  1

         PETER J. FONTAINE, 47, Chairman and Chief Executive Officer of the Company. Mr. Fontaine has been with the Company since March 1975, serving since 1978 in various managerial and executive capacities. Mr. Fontaine was elected Secretary and Treasurer in 1979, Executive Vice President - Operations in 1992, Chief Operating Officer in 1993 and President, Chief Executive Officer and Chairman of the Board in July 1994. Effective February 1, 1997, Mr. Fontaine stepped down from his position as President of the Company but continued in his positions of Chief Executive Officer and Chairman of the Board of the Company. Mr. Fontaine has been a director since 1978: his current term continues until 2001.

         C. MICHAEL MOORE, 41, joined the Company in July 1996 as Chief Financial Officer and was elected as Secretary in February 1997. Mr. Moore was elected Executive Vice President - Finance in July 2000. Prior to joining the Company, Mr. Moore was employed by Ernst & Young LLP from December 1981 until June 1996, most recently as Senior Manager.

         CLEMENT A. BOTTINO, 49, has been with the Company since July 1979, serving in various managerial capacities. Mr. Bottino served as a Division Manager from 1985 until April 1994, at which time he was elected to serve as a Vice President - Operations. He was appointed to his current position as Vice President - Human Resources in March 1996.

         MICHAEL D. HARRAH, 51, was appointed Vice President - Information Systems in 1995. Prior thereto and from October 1992, Mr. Harrah was the Company's Director of Information Systems. Before joining the Company, Mr. Harrah worked for Lykes Bros., Inc., for over 13 years, where he last served as Director of Data Processing.

         C. ROY MARTIN, 51, has been with the Company since November 2000. Prior thereto and since 1995, Mr. Martin was Vice President, Regional Operations, Southeast of Office Depot with responsibility for logistics and supply chain activities in a nine state region. Mr. Martin has over 30 years experience in logistics and supply chain.

         THOMAS A. MERK, 51, has been with the Company since January 1989, serving in various managerial capacities. Mr. Merk served as a Division Manager from November 1993 until February 1998 at which time he became Director of Merchandising. In July 2000 he was elected to his current position, Vice President - Sales and Marketing.

         DAVID C. VIELE, 43, has been with the Company since March 1976, serving in various distribution and purchasing capacities. Mr. Viele served as Purchasing Manager from 1988 until April 1994, at which time he was elected to his current position as Vice President - Purchasing.

         DAVID P. WALLING, 70. Prior to 1990, Mr. Walling was employed by Kmart for over 32 years in various managerial and executive capacities. Mr. Walling served as Vice President, General Controller of Kmart Corporation from 1976 until 1980. From 1980 until 1988, Mr. Walling served as Vice President - Corporate Accounting and Reporting and from 1988 until his retirement in 1989 he served as Vice President - Accounting/Administration. Since 1990, David P. Walling has provided limited consulting services to the Company on a part-time basis. Mr. Walling has been a director since 1996: his current term continues until 2002.

         CHARLES W. WEBSTER, JR., 55. In August 2000, Mr. Webster became President of Leadership Centers USA, Inc., a business consulting firm that provides advice to chief executive officers and other senior executives as a licensee of The Executive Committee, an international organization of chief executive officers. Since March 1995, Mr. Webster has also been President of Strategic Advantage, Inc., another business consulting firm. Prior to founding Strategic Advantage, Inc., Mr. Webster was an independent management consultant for 7 years. Since 1988, Mr. Webster has provided limited consulting services to the Company on behalf of and through an affiliation with The Executive Committee, either directly through Strategic Advantage, Inc. or through Leadership Centers USA, Inc. Mr. Webster has been a director since 1999: his current term continues until 2002.

         DONALD W. OLSON, 78. Mr. Olson was President and principal stockholder of the Don Olson tire centers family of corporations from 1972 until his retirement in 1991. Since his retirement, Mr. Olson has provided limited consulting services and from 1994 to 1998 served as a director of Winnebago Industries, Inc. Mr. Olson has also served as National Sales Manager of Wheelgauge, Inc. since 1997. Mr. Olson was appointed as a director of the Company in February 2001 to fill the vacancy created upon the retirement of E.E. Wardlow from the board: his current term continues until 2003.

         None of the executive officers or directors are related to one another. Executive officers are elected by and serve at the discretion of the Board of Directors. The Company has entered into Change of Control Employment Agreements with certain of its executive officers. See "Item 11. Executive Compensation."

         Directors of the Company are generally elected for three-year terms.

         In recent years, the Company has also benefited from the advice of one seasoned retailer who, prior to retirement, was an executive with Kmart Corporation. David P. Walling has provided advice and consultation on accounting and financial matters.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To the Company's knowledge, based solely on a review of the forms, reports and certificates filed with the Company by the Company's directors and officers and the holders of more than 10% of the Company's common stock, all
Section 16(a) filing requirements were complied with by such persons in fiscal 2001, except that one Form 4 was filed late for each of Glenden Enterprises Limited Partnership and the Glenda A. Fontaine Marital Trust to report five open market sales, and one Form 4 was filed late by Charles W. Webster, Jr. to report one open market sale.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information concerning the annual compensation of each of the named executive officers of the Company, as defined under applicable Securities and Exchange Commission Rules, for services rendered to the Company in each of the Company's last three fiscal years.


SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                                                            AWARDS(2)
                                                                ANNUAL                     SECURITIES         ALL OTHER
                                                            COMPENSATION(1)                UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR         SALARY ($)         BONUS(3)($)      OPTIONS (#)(4)        ($)(5)
---------------------------             ----         ----------         -----------      --------------        ------
Peter J. Fontaine,                      2001                0              95,676                (7)            1,214
  Chief Executive Officer and           2000           22,200(6)          166,498                (7)            1,657
  Chairman of the Board                 1999          192,400             190,616                (7)            2,697

William C. Perkins,                     2001          140,600              49,982           100,000           177,475
  Former President and                  2000          192,400             166,498                (7)           14,199
  Chief Operating Officer(8)            1999          192,400             190,616                (7)           16,270

C. Michael Moore,                       2001          170,000              82,017            90,000            14,428
  Executive Vice President -            2000          170,000              92,353            30,000            15,722
  Finance and Chief Financial           1999          155,000              93,926            10,000            16,076
  Officer

Michael D. Harrah,                      2001          120,000              51,970             5,000            12,523
  Vice President -                      2000          110,000              52,897            20,000            12,674
  Information Systems                   1999          105,000              74,327            10,000            12,607

Clement A. Bottino,                     2001          115,000              37,029             5,000            12,678
  Vice President - Human                2000          110,000              54,242            20,000            14,833
   Resources                            1999           96,000              40,863             5,000            15,895

                                        2001          110,000              42,217             5,000            12,076
David C. Viele                          2000          105,000              48,071            10,000            17,192
   Vice President - Purchasing          1999          104,567              74,899            10,000            13,131


(1) Other Annual Compensation, other than salary and bonuses, was not paid or did not exceed the minimum amounts required to be reported pursuant to Securities and Exchange Commission Rules.

(2) The Company does not offer any Restricted Stock Awards, SAR or other LTIP programs.

(3) Amounts in this column include bonuses earned under the annual management incentive plan which is keyed to the Company's performance. Amounts earned with respect to a particular fiscal year are accrued as expenses in such fiscal year.

(4) This category reflects stock options pursuant to the Company's 1992 Stock Option Plan and Amended and Restated 1995 Stock Option Plan. The 2001 amount for William C. Perkins reflects separate options provided to Mr. Perkins as part of his Separation Agreement. See "Separation Agreement with William C. Perkins" below.

(5) For fiscal 2001 includes (1) contributions by the Company to the Team Member's Section 401(k) Plan, and (2) accruals to the Company's Supplemental Employee Profit Sharing Plan for Messrs. Perkins, Moore, Harrah, Bottino, and Viele. In addition for Mr. Perkins, amounts include a severance pay-out and pay-out of the amount owing under the Company's Supplemental Employee Profit Sharing Plan.

(6) Effective July 8, 1999, Mr. Fontaine's annual base salary was reduced to $0.

(7)      Not applicable. No compensation of this type received.

(8) As of January 17, 2001, Mr. Perkins no longer served as President and Chief Operating Officer. See "Separation Agreement with William C. Perkins" below.


CHANGE OF CONTROL EMPLOYMENT AGREEMENTS; IMPACT OF CHANGE OF CONTROL ON OPTIONS

         The Company has entered into Change of Control Employment Agreements with certain of its executive officers, including Messrs. Perkins, Moore, Harrah, Bottino and Viele. The purpose of the Change of Control Employment Agreements is to reinforce and encourage the officers to maintain objectivity and a high level of attention to their duties without distraction from the possibility of a change of control of the Company. The agreements provide that upon a change of control of the Company, as that term is defined in the agreements and summarized below, each officer is entitled to certain benefits (the "Severance Benefits") upon the subsequent termination or constructive termination of his employment that occurs during a specified period following the change of control, unless such termination (A) is by the officer for other than good reason (as defined in the agreements) prior to one year following the change of control or (B) is by the Company for cause. The Change of Control Employment Agreement with Mr. Perkins was terminated in connection with his departure from the Company in January 2001 and was replaced by a separation agreement. See, "Separation Agreement with William C. Perkins" below.

         The extent of the Severance Benefits and the manner in which they are paid are dependent on the position and tenure of the executive officer (which determines the applicable employment period) and why the executive officer's employment was terminated. The applicable employment period for Mr. Moore is set at thirty-six months and the applicable employment period for each of the other covered executive officers is determined based on a formula which gives specified credit for the executive's position with the Company and separate credit for the executive's tenure with the Company.

                  If termination is a result of a disability occurring after the change in control, the executive's base salary and benefits continue through the balance of the applicable employment period. If the termination is by the Company without cause (as defined therein) or by the executive either for good reason or after the one year anniversary of the change of control or as a result of the executive's death, the executive officer is entitled to a lump sum payment equal to a specified or computed multiple times the sum of (a) the executive's base salary and (b) the highest amount of the annual incentive compensation, including annual bonus, received or deferred, by the executive for the most recent three (3) full fiscal years immediately prior to the fiscal year in which the termination of employment occurs. In the case of termination as a result of death, the multiple is generally the number of years plus portions thereof remaining in the employment period at the time of death. In the case of termination by the Company without cause or by the executive either for good reason or after the one year anniversary of the change of control, the multiple for Mr. Moore is three times and for each of the other executive officers is generally the number of years plus portions thereof remaining in the employment period at the time of termination, with certain reductions if at least 12 months have passed since the change of control. In addition, such executive officers would be entitled to certain continued health coverage and certain expanded COBRA benefits. Under the terms of the agreement for Mr. Moore, if Mr. Moore is required to pay any federal excise tax on payments associated with the change in control which were made to Mr. Moore or considered made to Mr. Moore for such purposes, an additional payment ("gross-up") is required in an amount such that after the payment of all taxes, income and excise, Mr. Moore will be in the same after-tax position as if no such excise tax had been imposed.

           In addition to the above benefits that may accrue upon termination of the executive officer following a Change of Control, the Change of Control Employment Agreements provide for certain benefits during the executive officer's continued employment following a Change of Control. These benefits include salary protections and provisions that entitle the executive officer to receive similar benefits as those offered to other executive officers, including with respect to: participation in bonus and incentive compensation plans and programs; medical, life, and other insurance benefits; vacation; reimbursement of expenses; and indemnification and director and officer liability insurance.

         The Change of Control Employment Agreements also provide that for a period of time during the continued employment of the executive officer following the Change of Control or following termination of employment of the executive officer, the executive officer (x) will not act in any manner or capacity in or for any business entity that competes with the Company, (y) will not divulge any confidential information of the Company to a third party, except for the benefit of the Company or when required by law, and (z) will not solicit or hire away any person who was an employee of the Company on the Effective Date of the Change of Control.

           In addition, stock options held by each of the executive officers vest 100% immediately prior to the occurrence of a Change of Control.

           For purposes of the Change of Control Employment Agreements and the stock options, in general, a Change of Control occurs if (i) the Company shall not be the surviving entity in any merger or consolidation, (ii) the Company disposes of or agrees to dispose of all or substantially all of its assets to any other person or entity, (iii) the Company is to be dissolved and liquidated,
(iv) any person, entity or group (other than Peter Fontaine, Fontaine Industries Limited Partnership, Glenden Enterprises Limited Partnership or other limited excluded persons) acquires or gains beneficial ownership or control of more than 25% of the combined voting power of the Company's then outstanding voting securities, or (v) as a result of or in connection with any cash tender or exchange offer, merger or other business combination, sale of assets or a contested election for the board of directors, or any combination of the foregoing transactions, the persons who were directors of the Company before such transaction shall cease to constitute a majority of the Board.


SEPARATION AGREEMENT WITH WILLIAM C. PERKINS

            In connection with the departure of William C. Perkins from the Company, the Chief Executive Officer negotiated and the Board of Directors approved a separation agreement with Mr. Perkins. The separation agreement provides for: (1) continuation of Mr. Perkins salary for a period of two years following the date of separation which payments accelerate and are payable in a lump sum upon the occurrence of a Change of Control, (2) payment of the bonus that Mr. Perkins would have received with respect to the third quarter of the Company's 2001 fiscal year had Mr. Perkins continued employment through the end of the quarter, (3) payment for earned but unused vacation time, (4) until Mr. Perkins accepts other full time employment, certain limited payments associated with the cost of COBRA benefits, (5) pay-out of Mr. Perkins' unfunded balance under the Company's Supplemental Executive Profit Sharing Plan, and (6) the grant of 100,000 fully vested stock options. In the separation agreement, Mr. Perkins provided the Company with certain releases and agreed to certain confidentiality, non-competition and non-solicitation provisions. He also agreed to provide consulting services to the Company for up to 20 hours per month until January 2003.

COMPENSATION OF OUTSIDE DIRECTORS

           Until February 2001, directors who were not employees received a fee of $2,500 for each regularly scheduled meeting attended plus reimbursement for reasonable out-of-pocket expenses to attend meetings of the Board of Directors and its committees. Effective as of February 2001, the fee was increased to $3,500 for each regularly scheduled meeting attended. In addition the compensation arrangement for outside board members was also changed effective February 2001 such that outside board members would be compensated $1,000 for certain telephone conferences with other directors not constituting a meeting and which involve the carrying out of their duties as board members, but with such payment being dependent on the duration and substance of the particular telephone conference (i.e., only telephone conference addressing substantive matters and involving an extended duration would be compensated). Such directors are also paid a $2,500 fee for certain special meetings, depending on the duration of such meetings. In addition, non-employee directors are entitled to receive 1,000 stock options on an annual basis under the Discount Auto Parts, Inc. Non-Employee Directors' Stock Option Plan immediately following each annual meeting of stockholders and each non-employee director who is appointed by the Board of Directors to fill a vacancy and who continues to hold such position 60 days after such appointment is entitled to receive 1,000 stock options on such 60th day. In fiscal 2001, each non-employee director was granted options to purchase 1,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in 25% percent increments on each subsequent anniversary of the date of grant, with vesting accelerating upon a Change of Control.

           No director who is an employee of the Company will receive separate compensation for services rendered as a director.

OPTION/SAR GRANTS TABLE

     The following table shows information concerning stock options granted during fiscal 2001 for the individuals shown in the Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR



                                                                                                 Potential Realizable Value
                                   Individual Grants                                               at Assumed Annual Rates
                             ------------------------------                                            of Stock Price
                              Number of                                                                 Appreciation
                             Securities       % of Total                                              For Option Term
                             Underlying     Options Granted    Exercise or                       --------------------------
                               Options      to Employees in     Base Price     Expiration
Name                         Granted (#)      Fiscal Year         ($/sh)          Date            5%($)             10%($)
----                         -----------    ---------------    -----------     ----------        -------           --------
Peter J. Fontaine                - 0 -            --              --                  --              --                 --

William C. Perkins(1)           50,000            10.1%            7.00          1/17/04          55,169            115,850

William C. Perkins(1)           50,000            10.1%            7.00          1/17/06          96,699            213,679

C. Michael Moore                15,000             3.0%            9.00          8/08/10          84,901            215,155

C. Michael Moore                75,000            15.1%            7.52          3/14/11         354,697            898,871

Michael D. Harrah                5,000             1.0%            9.00          8/08/10          28,300             71,718

Clement A. Bottino               5,000             1.0%            9.00          8/08/10          28,300             71,718

David C. Viele                   5,000             1.0%            9.00          8/08/10          28,300             71,718

(1) The grants shown for Mr. Perkins constitute grants made pursuant to the separation agreement between the Company and Mr. Perkins. See "Separation Agreement with William C. Perkins." In addition, on August 8, 2000, the Company had granted to Mr. Perkins 25,000 options upon the same terms as the grants shown for Messrs. Moore, Harrah, Bottino, and Viele on that date. The options granted to Mr. Perkins on August 8, 2000 terminated by their terms following Mr. Perkins' separation from the Company, and thus had no potential realizable value as of May 29, 2001.

OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

     The following table shows information concerning stock option values as of the end of fiscal 2001.

                                       AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                                                      VALUE OF UNEXERCISED
                                            NUMBER OF UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS
                                                  FISCAL YEAR-END (#)                 AT FISCAL YEAR-END ($)
          NAME                                 EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
          ----                              --------------------------------        -------------------------

          Peter J. Fontaine                            -0- / -0-                            -0- / -0-
          William C. Perkins                       100,000 / -0-                        700,000 / -0-
          C. Michael Moore                           3,000 / 133,500                        -0- / 472,200
          Michael D. Harrah                         12,000 /  36,500                        -0- /  25,000
          Clement A. Bottino                        47,056 /  31,250                        -0- /  25,000
          David C. Viele                            47,106 /  26,250                        -0- /  25,000

(1) Based upon the fair market value of the Company's Common Stock of $14.00 per share as of May 29, 2001.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Company's Compensation and Benefits Committee (the "Committee"), are Donald W. Olson, Charles W. Webster, Jr. and David P. Walling. Neither Mr. Olson, Mr. Webster nor Mr. Walling has at any time been an officer of the Company. Neither Mr. Olson, Mr. Webster nor Mr. Walling were employees of the Company during fiscal 2001.

         No director, executive officer or member of the Committee had any interlocking relationship with any other company which would require disclosure in this proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of August 10, 2001, the number of shares of the Company's Common Stock beneficially owned by (i) each person known to the Company as having beneficial ownership of more than 5% of the Company's Common Stock together with such person's address, (ii) each of the Company's directors and nominees to become a director, (iii) each named executive officer as defined under applicable Securities and Exchange Commission rules and (iv) all directors and executive officers as a group.



                                                          AMOUNT AND
                                                            NATURE
NAME OF BENEFICIAL OWNER                                 OF BENEFICIAL          PERCENT
OR NUMBER IN GROUP                                       OWNERSHIP(1)           OF CLASS
------------------------                                 -------------          --------
Fontaine Industries Limited Partnership ..........       4,021,509(2)             24.1%
3305 W. Spring Mountain Road #60
Las Vegas, Nevada 89012

Glenden Enterprises Limited Partnership ..........       2,975,914(3)             17.8%
3305 W. Spring Mountain Road #60
Las Vegas, Nevada 89012

Peter J. Fontaine ................................       4,023,509(4)             24.1%
c/o Discount Auto Parts, Inc.
4900 Frontage Road South
Lakeland, Florida 33815

Glenda A. Fontaine Marital Trust under
Agreement dated July 8, 1993 .....................       2,975,914(5)             17.8%
c/o Discount Auto Parts, Inc.
4900 Frontage Road South
Lakeland, Florida 33815

Advance Holding Corporation ......................       4,021,509(6)             24.1%
Advance Stores Company, Incorporated
5673 Airport Road
Roanoke, Virginia 24012

William C. Perkins ...............................         102,872(7)                *

C. Michael Moore .................................           8,725(8)                *

Michael D. Harrah ................................          14,925(9)                *

Clement A. Bottino ...............................          49,663(10)               *

David C. Viele ...................................          50,381(11)               *

David P. Walling .................................           8,540(12)               *

Charles W. Webster, Jr ...........................           1,217(13)               *

Donald W. Olson ..................................             -0-                   *

NewSouth Capital Management, Inc. ................       2,442,649(14)            14.6%
1000 Ridgeway Loop Rd. Suite 233
Memphis, TN 38120

Dimensional Fund Advisors, Inc. ..................       1,333,800(15)             8.0%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

All Directors and Executive Officers as a Group
 (10 persons) ....................................       4,167,545                24.8%


* Less than one percent

---------------------------------
(1) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission rules, includes shares as to which a person has or shares voting power and/or investment power. Except as otherwise indicated, all shares are held of record with sole voting and investment power.

(2) Fontaine Industries Limited Partnership ("Industries L.P.") is a Nevada Limited Partnership. A revocable trust established by Peter J. Fontaine and under which Mr. Fontaine is the trustee, is the sole general partner and is one of two limited partners of Industries L.P., owning an aggregate of 99% of the partnership interests. Peter J. Fontaine is a limited partner and owns the remaining 1% of the partnership interests. In connection with the Agreement and Plan of Merger dated as of August 7, 2001 by and among the Company, Holding, Advance, Advance Auto Parts, Inc. and AAP Acquisition Corporation, Industries L.P. entered into (i) an Irrevocable Proxy and Voting Agreement with Holding and Advance, dated as of August 7, 2001 (pursuant to the Irrevocable Proxy and Voting Agreement, Industries L.P. has agreed to vote all of the shares that it beneficially owns in favor of the Merger, the Merger Agreement and the transactions contemplated thereby and appointed Advance as its proxy to vote the shares) and (ii) a Stock Option Agreement with Holding and Advance, dated as of August 7, 2001 (pursuant to which Industries L.P. granted Advance an option to purchase all of the shares, exercisable under certain specified conditions, as set forth in the Stock Option Agreement).

(3) Glenden Enterprises Limited Partnership ("Enterprises L.P.") is a Nevada Limited Partnership. The Glenda A. Fontaine Marital Trust (the "Glenda Fontaine Trust"), of which Merritt A. Gardner is the trustee, is the sole general partner and a limited partner of Enterprises L.P., owning an aggregate of 81.5% of the partnership interests. Certain trusts established for the benefit of the children of Denis L. Fontaine (the "Children's Trusts"), of which Merritt A. Gardner is also the trustee, are limited partners of Enterprises L.P. and in such capacity own the remaining 18.5% of the partnership interests.

(4) Peter J. Fontaine does not directly own any shares. Beneficial ownership by Mr. Fontaine reflects (i) 4,021,509 shares owned by Industries L.P., (ii) 1,000 shares owned by Mr. Fontaine's wife and
         (iii) 1,000 shares owned by Mr. Fontaine's daughter. See Note (2) above.

(5) The Glenda Fontaine Trust does not directly own any shares. Beneficial ownership by the Glenda Fontaine Trust reflects shares owned by Enterprises L.P. See Note (3) above.

(6) This information is derived from a Schedule 13D dated August 16, 2001, filed by Advance Holding Corporation ("Holding") and Advance Stores Company, Incorporated ("Advance"). In connection with the Agreement and Plan of Merger dated as of August 7, 2001 by and among the Company, Holding, Advance, Advance Auto Parts, Inc. and AAP Acquisition Corporation, Industries L.P. entered into (i) an Irrevocable

         Proxy and Voting Agreement with Holding and Advance, dated as of August 7, 2001 (pursuant to the Irrevocable Proxy and Voting Agreement, Industries L.P. has agreed to vote all of the shares that it beneficially owns in favor of the Merger, the Merger Agreement and the transactions contemplated thereby and appointed Advance as its proxy to vote the shares) and (ii) a Stock Option Agreement with Holding and Advance, dated as of August 7, 2001 (pursuant to which Industries L.P. granted Advance an option to purchase all of the shares, exercisable under certain specified conditions, as set forth in the Stock Option Agreement). As a result of the Irrevocable Proxy and Voting Agreement and the Stock Option Agreement, each of Holding and Advance is shown in the Schedule 13D to have beneficial ownership of, and shared voting and dispositive power with respect to, the shares owned by Industries L.P. See Note (2) above. Neither Holding nor Advance directly owns any shares. Advance Stores Company, Incorporated does not directly own any shares. Beneficial ownership by Advance Stores Company, Incorporated reflects shares owned by Industries L.P. See Note (2) above.

(7) The number of shares shown includes 100,000 shares deemed to be beneficially owned by Mr. Perkins by virtue of certain stock options that are currently exercisable.

(8) The number of shares shown includes 7,125 shares deemed to be beneficially owned by Mr. Moore by virtue of certain stock options that are currently exercisable or become exercisable within 60 days.

(9) The number of shares shown includes 14,875 shares deemed to be beneficially owned by Mr. Harrah by virtue of certain stock options that are currently exercisable or become exercisable within 60 days.

(10) The number of shares shown includes 48,681 shares deemed to be beneficially owned by Mr. Bottino by virtue of certain stock options that are currently exercisable or become exercisable within 60 days. Also includes 91 shares held by Mr. Bottino's wife.

(11) The number of shares shown includes 49,981 shares deemed to be beneficially owned by Mr. Viele by virtue of certain stock options that are currently exercisable or become exercisable within 60 days.

(12) The number of shares shown includes 3,250 shares deemed to be beneficially owned by Mr. Walling by virtue of certain stock options that are currently exercisable or become exercisable within 60 days. Also includes 245 shares owned by Mr. Walling's wife.

(13) The number of shares shown includes 500 shares deemed to be beneficially owned by Mr. Webster by virtue of certain stock options that are currently exercisable or become exercisable within 60 days. Also includes 5 shares held by Mr. Webster as custodian for one of his two sons, and 12 shares held by Mr. Webster as custodian for his other son.

(14) This information is derived from a Schedule 13G dated February 8, 2001, filed by NewSouth Capital Management, Inc. ("NewSouth"). NewSouth is shown to have sole voting and dispositive power with respect to all 2,442,649 shares.

(15) This information is derived from a Schedule 13G dated February 2, 2001, filed by Dimensional Fund Advisors, Inc. ("Dimensional"). All 1,333,800 shares are shown to be owned by certain entities for which Dimensional serves as investment adviser with sole power to direct investments and/or sole power to vote the securities. None of the entities alone holds shares representing more than 5% of the outstanding common stock of the Company. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Dimensional is deemed to be a beneficial owner of such securities; however, Dimensional expressly disclaims that it is, in fact, the beneficial owner of such securities.

AGREEMENT AND PLAN OF MERGER - POTENTIAL CHANGES IN CONTROL

         If the merger contemplated by the Agreement and Plan of Merger is consummated, Advance Auto Parts, Inc. and its affiliates will control the Company. Upon consummation of the merger and pursuant to the terms of the Agreement and Plan of Merger, each share of the Company's common stock will be exchanged for $7.50 in cash and 0.2577 shares of common stock of Advance Auto Parts, Inc., a holding company that has been organized to own and operate the combined companies. In connection with entering into the Agreement and Plan of Merger, Fontaine Industries Limited Partnership, a Nevada limited partnership controlled by Peter J. Fontaine and which owns approximately 24% of the outstanding Discount common stock, entered into (1) a voting agreement pursuant to which it agreed to vote any shares of the Company's common stock that it owns in favor of the merger and the Agreement and Plan of Merger, agreed to refrain from voting in favor of any other proposals to sell the Company and granted to Advance Stores Company, Incorporated a proxy to vote such shares, and (2) a stock option agreement pursuant to which it granted to Advance Stores Company, Incorporated an option to purchase the shares of Discount common stock held by Fontaine Industries under certain circumstances.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of October 10, 1992, the Company and Herman and Marie Fontaine ("Mr. and Mrs. Fontaine"), entered into a Wage Agreement (the "Agreement") that provides that from October 10, 1992 and continuing as long as Mr. and Mrs. Fontaine are both living and are continuing to provide the services required under the Agreement, the Company will pay to Mr. and Mrs. Fontaine, collectively, $140,000.00 per year. Upon the death of either Herman or Marie Fontaine, the Company was required to continue to pay the survivor $140,000.00 per year provided the survivor continues to provide the services required under the Agreement. Herman Fontaine is one of the founders of the Company and is currently Chairman Emeritus of the Company. Mr. and Mrs. Fontaine are the parents of Denis L. Fontaine and Peter J. Fontaine. In fiscal 2001, the Company paid Mr. Fontaine a total of $140,000, in accordance with the Agreement. Mrs. Fontaine died in January 2000 and Mr. Fontaine has continued to receive payments under the Agreement.

         The Company leases two of its store locations under separate one year leases from a Florida partnership which was established by Denis L. Fontaine and Peter J. Fontaine and the current partners of which are Peter J. Fontaine and the Glenda A. Fontaine Marital Trust, which was formed after Denis L. Fontaine's death in June 1994 (the "Marital Trust"). The leases provide for fixed monthly rental, pass through of all expenses to the Company, including taxes, repairs and insurance and one year renewal terms. During fiscal 2001, one of the leases was not renewed, but lease payments in the amount of $34,980 were dispersed prior to the end of the lease. As in the past, the remaining lease has been renewed from year to year and it is anticipated that such renewals will continue. Lease payments under the second and ongoing lease was $57,240 in fiscal 2001. The lease is believed to be at or below fair market value.

         During fiscal 2001, the Company chartered on a regular basis an airplane from PF Flyers, Inc., a Florida corporation that owns and operates an airplane charter service and all of the common stock of which is beneficially owned by Peter J. Fontaine. The payments made during fiscal 2001 by the Company to PF Flyers, Inc., aggregated approximately $105,833. The rates charged to the Company by PF Flyers, Inc., for the chartering services are believed to be at or below fair market value.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Documents filed as part of this Report:

                  (1) Index to Consolidated Financial Statements:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets as of May 29, 2001 and May 30,
                  2000.

                  Consolidated Statements of Income for the years ended May 29, 2001, May 30, 2000 and June 1, 1999.

                  Consolidated Statements of Stockholders' Equity for the years ended May 29, 2001, May 30, 2000 and June 1, 1999.

                  Consolidated Statements of Cash Flows for the years ended May 29, 2001, May 30, 2000 and June 1, 1999.

                  Notes to Consolidated Financial Statements.

                  (2) The following Financial Statement Schedules are included herein:

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

2.2      *        Agreement and Plan of Merger dated as of August 7, 2001 among
                  Discount Auto Parts, Inc, Advance Holding Corporation, Advance
                  Stores Company, Incorporated, Advance Auto Parts, Inc., and
                  AAP Acquisition Corporation (Filed as Exhibit 2.1 to the
                  Company's Form 8-K as filed with the SEC on August 8, 2001).

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

4.3      *        Amended and Restated Articles of Incorporation of Discount
                  Auto Parts, Inc. as amended (Filed as Exhibit 3.1 to the
                  Company's Form 10-Q for the quarter ended November 28, 2000, as filed with the SEC on January 11, 2001).

4.4      *        Note Agreement dated as of December 15, 1987 between Discount
                  Auto Parts, Inc. and Massachusetts Mutual Life Insurance
                  Company together with amendment dated as of October 30, 1989
                  (Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-49400) as filed with the SEC on July 8,
                  1992).

4.5      *        Second Amendment Agreement to Note Agreement effective as of
                  August 26, 1992 between Discount Auto Parts, Inc. and
                  Massachusetts Mutual Life Insurance Company (Filed as Exhibit
                  4.4 to the Company's Form 10-K for the year ended May 30, 1995, as filed with the SEC on August 16, 1996).

4.6      *        Note Agreement dated as of October 30, 1989 between Discount
                  Auto Parts, Inc. and Massachusetts Mutual Life Insurance
                  Company (Filed as Exhibit 10.2 to the Company's Registration
                  Statement on Form S-1 (No. 33-49400) as filed with the SEC on July 8, 1992).

4.7      *        Amendment Agreement to Note Agreement effective as of August
                  26, 1992 between Discount Auto Parts, Inc. and Massachusetts
                  Mutual Life Insurance Company (Filed as Exhibit 4.4 to the
                  Company's Form 10-K for the year ended May 30, 1995, as filed with the SEC on August 16, 1996).

4.8      *        Note Purchase Agreement dated as of July 15, 1997 between
                  Discount Auto Parts, Inc. and the Identified Purchasers (Filed as Exhibit 4.7 to the Company's Form 10-K for the year ended
                  June 3, 1997, as filed with the SEC on September 2, 1997).


4.9      *        Stockholder Rights Agreement dated as of November 21, 2000, between the Company and ChaseMellon Shareholders Services,
                  L.L.C. (now known as Mellon Investor Services LLC) (Filed as
                  Exhibit 4.1 to the Company's Form 8-A as filed with the SEC on November 27, 2000).

4.10     *        Amendment No. 1, dated as of August 7, 2001, to the
                  Stockholder Rights Agreement dated as of November 21, 2000, between Discount and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.) (Filed as
                  Exhibit 4.1 to the Company's Form 8-K as filed with the SEC on August 8, 2001).

4.11     *        Form of Certificate for Common Stock of the Company (Filed as
                  Exhibit 4.1 to the Company's Form 10-Q for the quarter ended
                  November 28, 2000, as filed with the SEC on January 11, 2001).

10.1     *        Revolving Credit Agreement dated as of July 29, 1999 by and among Discount Auto Parts, Inc. and SunTrust Bank, Central
                  Florida, National Association, individually and as Administrative Agent, SunTrust Equitable Securities
                  Corporation, as Arranger and Book Manager, Bank of

                  America, N.A., individually and as Syndication Agent, the First National Bank of Chicago, individually and as Documentation Agent, SouthTrust Bank, National Association, Amsouth Bank, First Union National Bank, Banque Nationale de Paris, Regions Bank, and Hibernia National Bank (Filed as
                  Exhibit 10.3 to the Company's Form 10-K for the year ended June 1, 1999, as filed with the SEC on August 27, 1999).

10.2     *        First Amendment to Revolving Credit Agreement dated as of
                  January 12, 2000 by and among Discount Auto Parts, Inc., the
                  Lenders, and SunTrust Bank (Filed as Exhibit 10.20 to the
                  Company's Form 10-Q for the quarter Ended March 29, 2000 as filed with the SEC on April 13, 2000).

10.3     *        Second Amendment to Revolving Credit Agreement dated as of
                  August 29, 2000 by and among Discount Auto Parts, Inc., the
                  Lenders, and SunTrust Bank (Filed as Exhibit 10.26 to the
                  Company's Form 10-Q for the quarter ended August 29, 2000 as filed with the SEC on October 12, 2000).

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

10.6     *        First Amendment and Restatement of the Discount Auto Parts,
                  Inc. Supplemental Executive Profit Sharing Plan (Filed as
                  Exhibit 10.14 to the Company's Form 10-K for the year ended
                  June 2, 1998, as filed with the SEC on August 28, 1998).

10.7 Incentive compensation plans for Peter J. Fontaine, C. Michael Moore, Michael D. Harrah, Clement A. Bottino, David C. Viele and C. Roy Martin for fiscal year 2002.

10.8     *        Discount Auto Parts, Inc. 1992 Stock Option Plan (Filed as
                  Exhibit 10.16 to the Company's Form 10-Q for the quarter ended
                  September 1, 1992, as filed with the SEC on October 15, 1992).

10.9     *        Discount Auto Parts, Inc. Amended and Restated 1992 Team
                  Member Stock Purchase Plan (Filed as Exhibit 10.9 to the
                  Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2, 1997).

10.10    *        Discount Auto Parts, Inc. Non-Employee Directors' Stock Option
                  Plan (Filed as Exhibit 4.1 to the Company's Registration
                  Statement on Form S-8 (No. 33-84058) as filed with the SEC on September 16, 1994).

10.11 First Amendment to Discount Auto Parts, Inc. Non-Employee Directors' Stock Option Plan.

10.12    *        Discount Auto Parts, Inc. Amended and Restated 1995 Stock
                  Option Plan (Filed as Exhibit 10.12 to the Company's Form 10-K for the year ended June 3, 1997, as filed with the SEC on September 2, 1997).

10.13    *        1999 Amendment to the Discount Auto Parts, Inc. Amended and
                  Restated 1995 Stock Option Plan (Filed as Exhibit 10.11 to the
                  Company's Form 10-K for the year ended June 1, 1999, as filed with the SEC on August 27, 1999).

10.14    *        Indemnification Agreements for Peter J. Fontaine, William C.
                  Perkins, and E.E. Wardlow (Filed as part of Exhibit 10.18 to the Company's Form 10-Q for the quarter ended September 1, 1992, as filed with the SEC on October 15, 1992).

10.15    *        Indemnification Agreement for David P. Walling (Filed as
                  Exhibit 10.15 to the Company's Form 10-K for the year ended
                  June 3, 1997, as filed with the SEC on September 2, 1997).

10.16    *        Indemnification Agreement for Charles W. Webster, Jr. (Filed
                  as Exhibit 10.19 to the Company's Form 10-Q for the quarter ended November 30, 1999, as filed with the SEC on January 14,
                  2000).

10.17    *        Indemnification Agreement for Clement A. Bottino, Michael D.
                  Harrah, Thomas Merk and David C. Viele (Filed as Exhibit 10.25 to the Company's Form 10-Q for the quarter ended August 29, 2000, as filed with the SEC on October 12, 2000).

10.18    *        Indemnification Agreement for Donald W. Olson (Filed as
                  Exhibit 10.32 to the Company's Form 10-Q for the quarter ended
                  February 27, 2001, as filed with the SEC on April 2, 2001).

10.19    *        Change of Control Employment Agreement with William C. Perkins dated January 17, 2000 (Filed as Exhibit 10.21 to the
                  Company's Form 10-Q for the quarter ended February 29, 2000 as filed with the SEC on April 13, 2000).

10.20    *        Change of Control Employment Agreement with C. Michael Moore dated January 17, 2000 (Filed as Exhibit 10.22 to the
                  Company's Form 10-Q for the quarter ended February 29, 2000 as filed with the SEC on April 13, 2000).

10.21    *        First Amendment to Change of Control Employment Agreement with
                  C. Michael Moore dated March 17, 2001 (Filed as Exhibit 10.31 to the Company's Form 10-Q for the quarter ended February 27, 2001 as filed with the SEC on April 2, 2001).

10.22 Second Amendment to Change of Control Employment Agreement with C. Michael Moore dated July 3, 2001.

10.23    *        Form of Change of Control Employment Agreement with each of
                  Clement Bottino, Don Casey, Michael D. Harrah, David Viele and
                  Steven Joiner (Filed as Exhibit 10.23 to the Company's Form
                  10-Q for the quarter ended February 29, 2000 as filed with the SEC on April 13, 2000).

10.24             Form of Change of Control Employment Agreement with C. Roy
                  Martin

10.25             Stock Option Agreement with Steven C. Bair dated March 1, 2000

10.26             Stock Option Agreement with William C. Perkins dated January
                  18, 2001

10.27             Stock Option Agreement with William C. Perkins dated January
                  18, 2001

10.28    *        Severance Protection and Change of Control Benefits Program
                  (Filed as Exhibit 10.24 to the Company's Form 10-Q for the quarter ended February 29, 2000 as filed with the SEC on April
                  13, 2000).

10.29    *        Agreement and General Release with Steven C. Bair dated March
                  1, 2000 (Filed as Exhibit 10.25 to the Company's Form 10-Q for the quarter ended February 29, 2000 as filed with the SEC on April 13, 2000).

10.30    *        Agreement and General Release with William C. Perkins dated
                  January 17, 2001 (Filed as Exhibit 10.30 to the Company's Form
                  10-Q for the quarter ended February 27, 2001 as filed with the SEC on April 2, 2001).

10.31    *        Form of Master Agreement dated as of May 30, 2000 among
                  Discount Auto Parts, Inc., Discount Auto Parts Distribution
                  Center, Inc., Atlantic Financial Group, Ltd., SunTrust Bank and others with Appendix A (Filed as Exhibit 10.21 to the Company's Form 10-K for the year ended May 30, 2000 as filed with the SEC on August 25, 2000).

10.32    *        First Amendment to Master Agreement between Atlantic Financial
                  Group, Ltd. and Discount Auto Parts Distribution Center, Inc.
                  and others dated August 29, 2000 (Filed as Exhibit 10.33 to the Company's Form 10-Q for the quarter ended February 27, 2001 as filed with the SEC on April 2, 2001).

10.33    *        Second Amendment to Master Agreement between Atlantic
                  Financial Group, Ltd. and Discount Auto Parts Distribution
                  Center, Inc. and others dated February 16, 2001 (Filed as
                  Exhibit 10.34 to the Company's Form 10-Q for the quarter ended
                  February 27, 2001 as filed with the SEC on April 2, 2001).

10.34    *        Form of Master Lease Agreement dated as of May 30, 2000
                  between Atlantic Financial Group, Ltd. and Discount Auto Parts
                  Distribution Center, Inc. and others (Filed as Exhibit 10.22 to the Company's Form 10-K for the year ended May 30, 2000 as filed with the SEC on August 25, 2000).

10.35    *        Form of Mississippi Lease Supplement and Memorandum of Lease
                  effective as of May 30, 2000 between Atlantic Financial Group,
                  Ltd. And Discount Auto Parts Distribution Center, Inc. (Filed as Exhibit 10.23 to the Company's Form 10-K for the year ended
                  May 30, 2000 as filed with the SEC on August 25, 2000).

10.36    *        Form of Guaranty Agreement from Discount Auto Parts, Inc.
                  dated as of May 30, 2000 (Filed as Exhibit 10.24 to the Company's Form 10-K for the year ended May 30, 2000 as filed with the SEC on August 25, 2000).

10.37    *        Form of Master Lease between DAPPER Properties I, II and III,
                  LLC and Discount Auto Parts, Inc. dated as of February 27,
                  2001 (Filed as Exhibit 10.28 to the Company's Form 10-Q for the quarter ended February 27, 2001 as filed with the SEC on April 2, 2001).

10.38    *        Form of Sale-Leaseback Agreement between DAPPER Properties I,
                  II and III, LLC and Discount Auto Parts, Inc. dated as of
                  February 27, 2001 (Filed as Exhibit 10.29 to the Company's
                  Form 10-Q for the quarter ended February 27, 2001 as filed with the SEC on April 2, 2001).

21                Subsidiaries of the Company

23                Consent of Ernst & Young LLP

99.1     *        Irrevocable Proxy and Voting Agreement dated as of August 7,
                  2001 by and among Fontaine Industries Limited Partnership, the
                  Peter J. Fontaine Revocable Trust, Peter J. Fontaine, Advance
                  Holding Corporation, and Advance Stores Company, Incorporated
                  (Filed as Exhibit 99.1 to the Company's Form 8-K as filed with the SEC on August 8, 2001)

99.2     *        Stock Option Agreement dated as of August 7, 2001 by and among
                  Fontaine Industries Limited Partnership, the Peter J. Fontaine
                  Revocable Trust, Peter J. Fontaine, Advance Holding
                  Corporation, and Advance Stores Company, Incorporated (Filed as Exhibit 99.2 to the Company's Form 8-K as filed with the SEC on August 8, 2001)


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of fiscal 2001. However, subsequent to the fourth quarter, on August 8, 2001, the Company filed a Form 8-K to report that it had entered into an Agreement and Plan of Merger with Advance Auto Parts, Inc., Advance Holding Corporation, Advance Stores Company, Incorporated, and AAP Acquisition Corporation.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DISCOUNT AUTO PARTS, INC.



/s/ Peter J. Fontaine                                                                August 24, 2001
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


/s/ Peter J. Fontaine                                                                August 24, 2001
----------------------------------------------------------------------               -----------------------
PETER J. FONTAINE, Chief Executive Officer,                                          Date
Director, (principal executive officer)


/s/ C. Michael Moore                                                                 August 24, 2001
----------------------------------------------------------------------               -----------------------
C. MICHAEL MOORE, Executive Vice President - Finance, Chief                          Date
Financial Officer, Secretary (principal financial and accounting officer)


/s/ David P. Walling                                                                 August 24, 2001
----------------------------------------------------------------------               -----------------------
DAVID P. WALLING, Director                                                           Date


/s/ Charles W. Webster, Jr.                                                          August 24, 2001
----------------------------------------------------------------------               -----------------------
CHARLES W. WEBSTER, JR., Director                                                    Date


/s/ Donald W. Olson                                                                  August 24, 2001
----------------------------------------------------------------------               -----------------------
DONALD W. OLSON, Director                                                            Date

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Discount Auto Parts, Inc.

We have audited the accompanying consolidated balance sheets of Discount Auto Parts, Inc. as of May 29, 2001 and May 30, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended May 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discount Auto Parts, Inc. at May 29, 2001 and May 30, 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 29, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, during fiscal 1999 the Company changed its method of accounting for inventories.



Tampa, Florida                               ERNST & YOUNG LLP
June 29, 2001

DISCOUNT AUTO PARTS
CONSOLIDATED BALANCE SHEETS


                                                              MAY 29               MAY 30
                                                               2001                 2000
                                                             ---------           ---------
                                                                    (In thousands)
                        ASSETS

Current assets:
  Cash                                                       $   9,669           $  12,612
  Inventories                                                  242,718             253,113
  Prepaid expenses and other current assets                     14,391              13,986
  Deferred income taxes                                             --                 469
                                                             ---------           ---------
      Total current assets                                     266,778             280,180

Property and equipment                                         507,255             524,053
  Less allowances for depreciation and amortization           (122,742)           (104,771)
                                                             ---------           ---------
                                                               384,513             419,282
Other assets                                                     4,638               5,247
                                                             ---------           ---------
Total assets                                                 $ 655,929           $ 704,709
                                                             =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                     $  96,442           $ 100,804
  Accrued salaries, wages and benefits                           8,649               8,804
  Other current liabilities                                     16,637              14,403
  Current maturities of long-term debt                           1,200               2,400
                                                             ---------           ---------
      Total current liabilities                                122,928             126,411

Deferred gain on sale/leaseback                                  5,966                  --
Deferred income taxes                                           13,273              10,494
Long-term debt                                                 192,900             264,600
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares
    Authorized, none issued or outstanding
  Common Stock, $.01 par value, 50,000 shares
    Authorized, 16,708 and 16,700 shares issued
    and outstanding at May 29, 2001 and May 30,
    2000, respectively                                             167                 167
  Additional paid-in capital                                   142,429             142,379
  Retained earnings                                            178,266             160,658
                                                             ---------           ---------
      Total stockholders' equity                               320,862             303,204
                                                             ---------           ---------
Total liabilities and stockholders' equity                   $ 655,929           $ 704,709
                                                             =========           =========


See accompanying notes.

DISCOUNT AUTO PARTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                         FISCAL YEAR ENDED
                                                             -----------------------------------------
                                                              MAY 29           MAY 30         JUNE 1
                                                               2001             2000           1999
                                                             ---------       ---------       ---------
                                                              (In thousands, except per share amounts)

Net sales                                                    $ 661,717       $ 598,258       $ 511,483
Cost of sales, including distribution costs                    404,199         356,783         302,843
                                                             ---------       ---------       ---------
  Gross profit                                                 257,518         241,475         208,640

Selling, general and administrative expenses                   215,353         184,371         152,777
                                                             ---------       ---------       ---------
  Income from operations                                        42,165          57,104          55,863

Other income, net                                                6,957           2,770             817
Interest expense                                               (21,634)        (18,079)        (12,856)
                                                             ---------       ---------       ---------
Income before income taxes and cumulative effect of
  change in accounting principle                                27,488          41,795          43,824
Income taxes                                                     9,880          15,506          16,766
                                                             ---------       ---------       ---------
  Income before cumulative effect of
    change in accounting principle                              17,608          26,289          27,058
Cumulative effect of change in accounting principle,
    net of income tax benefit                                       --              --          (8,245)
                                                             ---------       ---------       ---------
   Net income                                                $  17,608       $  26,289       $  18,813
                                                             =========       =========       =========
Net income per basic share from:
    Income before cumulative effect of
      change in accounting principle                         $    1.05       $    1.57       $    1.63
    Cumulative effect of change in accounting principle             --              --           (0.50)
                                                             ---------       ---------       ---------
   Net income                                                $    1.05       $    1.57       $    1.13
                                                             =========       =========       =========
Net income per diluted share from:
    Income before cumulative effect of
      change in accounting principle                         $    1.05       $    1.57       $    1.61
    Cumulative effect of change in accounting principle             --              --           (0.49)
                                                             ---------       ---------       ---------
   Net income                                                $    1.05       $    1.57       $    1.12
                                                             =========       =========       =========

Average common shares outstanding                               16,703          16,695          16,650
Dilutive effect of stock options                                     4              30             153
                                                             ---------       ---------       ---------
Average common shares outstanding-assuming dilution             16,707          16,725          16,803
                                                             =========       =========       =========



See accompanying notes.

DISCOUNT AUTO PARTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     COMMON STOCK            ADDITIONAL
                                  PREFERRED       --------------------        PAID-IN         RETAINED
                                    STOCK         SHARES        AMOUNT        CAPITAL         EARNINGS          TOTAL
                                  ---------       --------------------------------------------------------------------
Balance at June 2, 1998            $    --        16,630        $  166        $141,163        $115,556        $256,885
Stock issued under stock
  purchase and stock option
    plans                                             60             1           1,067              --           1,068
Net income                                                                                      18,813          18,813
                                   -------        ------        ------        --------        --------        --------
Balance at June 1, 1999                 --        16,690           167         142,230         134,369         276,766
Stock issued under stock
  purchase and stock option
    plans                                             10            --             149              --             149
Net income                                                                                      26,289          26,289
                                   -------        ------        ------        --------        --------        --------
Balance at May 30, 2000                 --        16,700           167         142,379         160,658         303,204
Stock issued under stock
  purchase and stock option
    plans                                              8            --              50              --              50
Net income                                                                                      17,608          17,608
                                   -------        ------        ------        --------        --------        --------
Balance at May 29, 2001            $    --        16,708        $  167        $142,429        $178,266        $320,862
                                   =======        ======        ======        ========        ========        ========


See accompanying notes.

DISCOUNT AUTO PARTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             FISCAL YEAR ENDED
                                                                --------------------------------------------
                                                                 MAY 29            MAY 30           JUNE 1
                                                                  2001              2000             1999
                                                                ---------         --------         ---------
                                                                               (In thousands)
OPERATING ACTIVITIES
Net income                                                      $  17,608         $ 26,289         $  18,813
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                  23,498           22,441            18,555
    Cumulative effect of change in accounting principle                --               --             8,245
    Deferred income tax expense (benefit)                           5,262            5,344            (1,489)
    Gain on disposals of property and equipment                       (89)          (2,565)             (594)
    Changes in operating assets and liabilities:
     Decrease (increase) in inventories                            10,395          (44,085)          (37,840)
      (Increase) decrease in prepaid expenses and other
         current assets                                              (405)           6,377            (2,706)
       Increase in other assets                                       (47)            (534)             (112)
      (Decrease) increase in trade accounts payable                (4,362)          12,937            20,784
      (Decrease) increase in accrued salaries, wages and
         benefits                                                    (155)             796               691
      Increase (decrease) in other current liabilities                220            1,021              (504)
                                                                ---------         --------         ---------
Net cash provided by operating activities                          51,925           28,021            23,843

INVESTING ACTIVITIES
Net proceeds from sales of property and equipment                   1,304            5,104             3,904
Purchases of property and equipment                               (43,053)         (69,257)          (80,964)
Business acquisition                                                   --               --            (8,225)
Net proceeds from sales/leaseback                                  59,731               --                --
                                                                ---------         --------         ---------
Net cash provided by (used in) investing activities                17,982          (64,153)          (85,285)

FINANCING ACTIVITIES
Proceeds from short-term borrowings and long-term debt             92,829           92,344           105,359
Payments of short-term borrowings and long-term debt             (165,729)         (52,544)          (41,254)
Proceeds from issuances of common stock                                50              149             1,068
                                                                ---------         --------         ---------
Net cash (used in) provided by financing activities               (72,850)          39,949            65,173

Net (decrease) increase in cash                                    (2,943)           3,817             3,731
Cash at beginning of year                                          12,612            8,795             5,064
                                                                ---------         --------         ---------
Cash at end of year                                             $   9,669         $ 12,612         $   8,795
                                                                =========         ========         =========

See accompanying notes.

                            DISCOUNT AUTO PARTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 29, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Discount Auto Parts, Inc. is one of the Southeast's leading specialty retailers and suppliers of automotive replacement parts, maintenance items and accessories to both do-it-yourself ("DIY") consumers and professional mechanics and service technicians. As of May 29, 2001, May 30, 2000, and June 1, 1999, the Company operated a chain of 666, 643, and 558 stores, respectively. As of May 29, 2001, 438 of the stores were located in Florida, 114 were located in Georgia, 46 in Louisiana, 42 in Mississippi, 19 in Alabama, and 7 in South Carolina.

FISCAL YEAR END

The Company's fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to May 31. The years ended May 29, 2001, May 30, 2000, and June 1, 1999 all consisted of 52 weeks.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Discount Auto Parts, Inc. and its subsidiaries (the "Company" or "Discount"). All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of products for commercial sales and upon sale to the customer for retail sales.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets principally include amounts due from vendors related to cooperative advertising and various incentive programs and trade accounts receivable resulting from the Company's commercial delivery program.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided using accelerated and straight-line methods over periods that approximate the assets' estimated useful lives. Maintenance and repairs are charged against operations as incurred.

PRE-OPENING COSTS

Costs associated with the opening of new stores, which primarily consist of payroll and occupancy costs, are charged against operations as incurred.

ADVERTISING COSTS

The Company expenses its share of all advertising costs as such costs are incurred. The portion of advertising expenditures which is to be recovered through vendor cooperative advertising and other similar programs is recorded as receivables. Advertising expense, net of vendor rebates, was approximately $2.9 million for fiscal 2001, $1.9 million for fiscal 2000, and $4.0 million for fiscal 1999.

INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

STOCK OPTION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and presents disclosures required under Statement of Financial Accounting Standards Statement No. 123, Accounting for Stock-Based Compensation. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, accounts payable and long-term debt. The carrying value of cash, accounts receivable and accounts payable approximates fair market values. The carrying amount of long-term debt approximates fair market value based on current interest rates.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (Statement 133), Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt Statement 133 effective the beginning of fiscal year 2002. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Because the Company is not a party to any derivative instruments at May 29, 2001, the adoption of this Statement will not have any effect on its results of operations or financial position.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.


2. ACCOUNTING CHANGE

During the fourth quarter of fiscal year 1999, the Company changed its method of accounting for store inventories from the first-in, first-out retail inventory method to the weighted average cost method. The new method for computing inventory is preferable because it more accurately measures the cost of the Company's merchandise and produces a better matching of revenues and expenses.

The effect of the change as of June 3, 1998 has been presented as a cumulative effect of a change in accounting method, net of a $5,190,000 income tax benefit, of $8,245,000, and has been recorded as of the beginning of fiscal year 1999. The effect of this change in fiscal year 1999 was to decrease income before cumulative effect of change in accounting principle by $805,000 ($.05 per diluted share).


3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (dollars in thousands):


                                                  MAY 29, 2001          MAY 30, 2000    LIFE (YEARS)
                                                  --------------------------------------------------
Land                                              $    178,660          $    197,489
Buildings                                              169,136               182,982     5 - 31.5
Furniture, fixtures and equipment                      133,064               121,698     5 - 7
Building and leasehold improvements                      4,628                 4,470     5 - 31.5
Automotive equipment                                     4,911                 4,907     3 - 7
Construction in progress                                16,856                12,507
                                                  ------------          ------------
                                                  $    507,255          $    524,053
                                                  ============          ============


Depreciation expense totaled approximately $23,032,000, $22,013,000, and $18,415,000 for fiscal years 2001, 2000 and 1999, respectively.

4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                     MAY 29, 2001     MAY 30, 2000
                                                     -----------------------------
Revolving credit agreements                          $   140,500      $   211,000
Senior term notes                                         50,000           50,000
Senior secured notes                                       3,600            6,000
                                                     ------------     ------------
                                                         194,100          267,000
Less current maturities                                   (1,200)          (2,400)
                                                     ------------     ------------
                                                     $   192,900      $   264,600
                                                     ============     ============


Effective July 29, 1999, the Company entered into a five year $265 million unsecured revolving credit agreement (the "Revolver"). The rate of interest payable under the Revolver is a function of LIBOR or the prime rate of the lead agent bank, at the option of the Company. During the term of the Revolver, the Company is also obligated to pay a fee, which fluctuates based on the Company's debt-to-capitalization ratio, for the unused portion of the Revolver.

Effective August 8, 1997, the Company issued a $50 million senior term notes facility (the "Notes"). The Notes provide for interest at a fixed rate of 7.46%, payable semi-annually, with semi-annual principal payments of $7.1 million, beginning July 15, 2004.

At May 29, 2001 and May 30, 2000, the Company's weighted average interest rate on its borrowings under the revolving credit agreement was 7.1% and 7.3%, respectively.

As of May 29, 2001, the Company had approximately $124.5 million of available borrowings.

The Company issued two senior secured notes, each for an original principal of $12 million, to an insurance company. The notes were collateralized by a first mortgage on certain store properties, equipment and fixtures. During fiscal 2001, the Company retired one of the two senior secured notes. The remaining agreement provides for interest at a fixed rate of 9.8%, payable quarterly, with annual principal payments of $1.2 million due on May 31.

The carrying value of all assets mortgaged or otherwise subject to lien totaled approximately $8.2 million at May 29, 2001.

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company is in compliance. Based on the terms of the debt agreements, as of May 29, 2001, $42.7 million of the retained earnings were available for dividend distribution.

Annual maturities, as of May 29, 2001, of all long-term debt for the next five years are as follows (in thousands):

                        FISCAL YEAR                           AMOUNT
                        -----------                         ----------
                            2002                            $   1,200
                            2003                                1,200
                            2004                                1,200
                            2005                               14,286
                            2006                               14,286

The table excludes amounts due under the Revolver in 2005 as it is expected to be renewed or replaced prior to its expiration.

Total interest paid during fiscal years 2001, 2000 and 1999 was approximately $22,088,000, $19,242,000, and $13,843,000, respectively. Capitalized interest for fiscal years 2001, 2000 and 1999 totaled approximately $319,000, $684,000, and $668,000, respectively.

5. STOCKHOLDERS' EQUITY

The Board of Directors is authorized, without further stockholder action, to divide any or all shares of the authorized preferred stock into series and to fix and determine the designation, preferences and relative participating, option or other special rights, and qualifications, limitations, or restrictions thereon, of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. As of May 29, 2001, the Board had not authorized any series of preferred stock and there are no plans, agreements or understandings for the authorization or issuance of any shares of preferred stock.

6. LEASES

Certain of the Company's retail stores and equipment are leased under noncancelable operating leases. The majority of the retail store leases include options to purchase and provisions for rental increases based on the consumer price index.

Future minimum annual rental commitments under noncancelable operating leases with initial or remaining terms of one year or more are as follows (in thousands):

                              FISCAL YEAR                 AMOUNT
                          ---------------------------------------
                                 2002                  $  13,289
                                 2003                     11,749
                                 2004                     10,605
                                 2005                      9,677
                          2006 and thereafter            128,767
                                                       ---------
                                                       $ 174,087
                                                       =========

Rental expense for fiscal years 2001, 2000 and 1999 totaled approximately $11,053,000, $7,720,000, and $5,094,000, respectively.

The Company also leases certain portions of its owned facilities to outside parties. Rental income for fiscal years 2001, 2000 and 1999 totaled approximately $666,000, $1,099,000, and $719,000, respectively.

In May 2000, the Company entered into a lease agreement, as amended, in which the lessor agreed to fund up to $34 million for construction of a new 400,000 square foot distribution center in Copiah County, Mississippi. The agreement continues for five years following completion of the construction. Construction of the distribution center was completed in May 2001. At the end of the lease term, the Company has the option to renew the lease for two five-year terms, or to purchase the building for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the building, the Company must arrange the sale of the building to a third party. Under the sale option, the Company has guaranteed a percentage of the total original cost as the residual fair value of the building. Lease payments are expected to be approximately $2.0 million on an annual basis and are included in the table above.

On February 27, 2001, the Company completed a sale/leaseback transaction. Under the terms of the transaction, the Company sold 101 properties, including land, buildings, and improvements, for $62.2 million. The stores were leased back from the purchaser over a period of 22.5 years. The sale of the properties generated a gain, net of expenses incurred, of $6.0 million, which gain has been deferred and is being amortized over the lease term. Rent expense during the first five years of the lease will be approximately $6.4 million annually, with increases periodically thereafter, and is included in the table of future minimum annual rental commitments under non-cancelable operating leases.

7. BENEFIT PLANS

The Company has a 401(k) profit-sharing plan covering substantially all of its team members (employees) who have at least one year of service and work more than 1,000 hours per year. Team members may contribute up to 15% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company has agreed to make matching contributions, based upon the team member's first six percent of compensation, ranging from 25% to 100% of the team member's contribution depending on the team member's years of service. After three years of service, Company contributions and earnings thereon vest at the rate of 20% per year of service with the Company. Expense recognized under this plan for fiscal years 2001, 2000 and 1999 were approximately $1,279,000, $947,000, and $964,000, respectively.

The Company has a Supplemental Executive Profit Sharing Plan (the "SEPS Plan"). The SEPS Plan is an unfunded deferred compensation plan covering certain key members of management. The amount of benefit each participant is entitled to is established annually by the Board of Directors or, in certain cases, by a committee of the Board of Directors. Each participant's account accrues interest on unpaid awards at a rate determined annually as defined in the plan agreement.

As of May 29, 2001 and May 30, 2000, the Company has accrued approximately $1,122,000 and $1,049,000, respectively, for benefits due under the SEPS Plan.

The Board of Directors has adopted a stock purchase plan (the "Purchase Plan"), which initially reserved an aggregate of 550,000 shares of common stock. Under the Purchase Plan, all team members have the right to purchase shares of common stock of the Company at a price equal to 85% of the value of the stock immediately prior to the beginning of each exercise period. All team members are eligible to participate except for those who have been employed by the Company for less than one year, team members who customarily work twenty hours or less per week, team members who customarily work five months or less in any calendar year, and team members owning at least 5% of the Company's stock. During fiscal years 2001, 2000 and 1999, 7,454, 6,499, and 8,805 shares, respectively, were purchased under the terms of the Purchase Plan. As of May 29, 2001, 464,002 shares of common stock remain reserved for issuance under the Purchase Plan.

8. STOCK OPTION PLANS

The Company has stock option plans, which provide for the granting to key team members options to purchase shares of its common stock. A total of 2,540,000 shares of common stock were reserved for issuance under the plans and, as of May 29, 2001, a total of 2,448,808 shares of common stock remain so reserved. The per share exercise price of each stock option is not less than the fair market value of the stock on the date of the grant or, in the case of a team member owning more than 10% of the outstanding stock of the Company, the price for incentive stock options is not less than 110% of such fair market value.

A summary of the Company's stock option activity and related information is as follows (shares in thousands):

                                              MAY 29, 2001                MAY 30, 2000                  JUNE 1, 1999
                                           ----------------------    ------------------------    ---------------------------
                                                        WEIGHTED                    WEIGHTED                       WEIGHTED
                                                         AVERAGE                     AVERAGE                        AVERAGE
                                                        EXERCISE                    EXERCISE                       EXERCISE
                                           SHARES          PRICE        SHARES         PRICE         SHARES           PRICE
                                           -----------------------------------------------------------------------------------
Outstanding at beginning of year            1,515          $  22         1,337         $  23          1,127           $  21
Granted                                       427              9           376            19            333              27
Exercised                                       -              -            (4)           19            (51)             18
Canceled                                     (432)            18          (194)           22            (72)             24
                                           ------                       ------                       ------
Outstanding at end of year                  1,510          $  19         1,515         $  22          1,337           $  23
                                           ======                       ======                       ======
Exercisable at end of year                    536          $  21           556         $  24            445           $  21
                                           ======                       ======                       ======
Weighted-average fair value of
options granted during the year                            $   6                       $  11                          $  14



Options outstanding and exercisable at May 29, 2001 are summarized as follows (options in thousands):

                                        OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                      ----------------------------------------------------------      ----------------------------------

                                                                                                                WEIGHTED
                                               NUMBER          WEIGHTED AVERAGE                                 AVERAGE
 RANGE OF EXERCISE    WEIGHTED AVERAGE      OUTSTANDING           REMAINING           EXERCISABLE STOCK         EXERCISE
       PRICES          EXERCISE PRICE          SHARES          CONTRACTUAL LIFE            OPTIONS               PRICE
-------------------------------------------------------------------------------------------------------------------------
    $  7 - $ 10          $    9                 353                  9.3                      --                $  --
    $ 16 - $ 19              18                 562                  5.9                     232                   17
    $ 22 - $ 31              26                 595                  5.2                     304                   25
                                              -----                                         ----
    $  7 - $ 31              19               1,510                  6.4                     536                   21
                                              =====                                         ====


All options outstanding generally vest beginning after three years and then in equal installments over a four-year period and have a ten-year duration. In the event of a change of ownership control, all options become 100% vested.

The Company also has a Non-Employee Directors' Stock Option Plan. A total of 40,000 shares are reserved for future issuance under this plan. As of May 29, 2001, 25,000 options had been granted under this plan at an average price of $19.18. As of May 29, 2001, 8,250 of such options were exercisable.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), and has been determined as if the Company had accounted for its employee and non-employee director stock options under the fair value method of SFAS 123.

The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of return of 5.8% for 2001, 6.57% for 2000 and 6.50% for 1999; volatility factor of .56 for 2001, .44 for 2000 and .41 for 1999, and weighted average expected option life of seven years for all options. The Company assumed that no dividends would be paid over the expected life of the options.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years.

The Company's pro forma information follows (in thousands, except per share amounts):

                                                    2001              2000              1999
                                              -------------     -------------     -------------
Pro forma net income                          $      16,727     $      25,534     $      18,579
Pro forma net income per basic share          $        1.00     $        1.53     $        1.12
Pro forma net income per diluted share        $        1.00     $        1.53     $        1.11


9. INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

                                FISCAL YEAR ENDED
                 ----------------------------------------------
                 MAY 29, 2001     MAY 30, 2000     JUNE 1, 1999
                 ------------     ------------     ------------
Current:
  Federal          $ 4,618          $ 9,264          $12,233
  State                 --              898            2,129
                   -------          -------          -------
                     4,618           10,162           14,362
Deferred:
  Federal            4,884            5,219            2,062
  State                378              125              342
                   -------          -------          -------
                     5,262            5,344            2,404
                   -------          -------          -------
                   $ 9,880          $15,506          $16,766
                   =======          =======          =======

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory tax rate is as follows (in thousands):

                                                                       FISCAL YEAR ENDED
                                                    ---------------------------------------------------------
                                                    MAY 29, 2001           MAY 30, 2000          JUNE 1, 1999
                                                    ------------           ------------          ------------
Federal income taxes at statutory rate                $  9,621                $14,635               $ 15,339
State income taxes, net of federal tax benefit             378                    850                  1,606
Other items, net                                          (119)                    21                   (179)
                                                      --------                -------               --------
                                                      $  9,880                $15,506               $ 16,766
                                                      ========                =======               ========



Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                               MAY 29, 2001      MAY 30, 2000
                                               ------------------------------

Deferred tax assets:
  Change in inventory accounting method          $  1,296           $  2,487
   Various accrued expenses                           932                735
   Deferred gain from sale/leaseback                2,711                 --
   Other, net                                       1,067                736
                                                 --------           --------
        Total deferred tax assets                   6,006              3,958

Deferred tax liabilities:
   Depreciation                                    16,881             10,977
   Accrued liabilities                              1,796              1,397
   Inventory related items                          2,006              1,124
   Other, net                                         610                485
                                                 --------           --------
        Total deferred tax liabilities             21,293             13,983
                                                 --------           --------
Net deferred tax liability                       $ 15,287           $ 10,025
                                                 ========           ========

Classified as follows:
   Current asset (liability)                     $ (2,014)          $    469
   Non-current asset (liability)                  (13,273)           (10,494)
                                                 --------           --------
                                                 $(15,287)          $(10,025)
                                                 ========           ========

For fiscal years 2001, 2000 and 1999, the Company paid income taxes of approximately $2,820,000, $9,922,000, and $15,526,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings arising out of the normal conduct of its business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not believe that, individually or in the aggregate, these legal proceedings will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

As of May 29, 2001, the Company's cost to complete construction contracts in progress was approximately $3.4 million.

11. LITIGATION SETTLEMENT

In May 2001, the Company settled a claim related to litigation that was concluded in August 1997 by entering into a settlement agreement. The 1997 litigation stemmed from the sale and distribution of freon. The Company recorded a net gain of $6.5 million resulting from the settlement. Such amount is included in the other income caption on the income statement.


12. SUBSEQUENT EVENT (UNAUDITED):

On August 7, 2001, the Company entered into a definitive agreement with Advance Holding Corporation, Advance Auto Parts, Inc., Advance Stores Company, Incorporated and AAP Acquisition Corporation (collectively, "Advance") under which the Company would be acquired by Advance in a merger transaction. Terms of the agreement call for each share of Discount common stock to be exchanged for $7.50 in cash and 0.2577 shares of common stock of Advance Auto Parts, Inc., a holding company which has been formed to own and operate the combined companies. The transaction has been approved by the boards of directors of both companies and is subject to approval by the shareholders of Discount, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. The transaction is expected to close in the fourth calendar quarter of 2001.


13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.


                                                     FIRST          SECOND         THIRD           FOURTH
                                                    QUARTER        QUARTER        QUARTER         QUARTER
                                                    -------        -------        -------         -------
                                                         (In thousands, except per share amounts)
Fiscal Year Ended May 29, 2001:
  Net sales                                        $ 167,074      $ 160,950      $ 159,477       $ 174,216
  Gross profit                                        63,924         63,364         61,594          68,636
  Net income                                           3,569          2,281          2,309           9,449
  Basic net income per common share                      .21            .14            .14             .57
  Diluted net income per common share                    .21            .14            .14             .57

Fiscal Year Ended May 30, 2000:
  Net sales                                        $ 143,625      $ 142,643      $ 147,374       $ 164,616
  Gross profit                                        58,427         58,547         58,683          65,818
  Net income                                           7,346          6,020          5,813           7,110
  Basic net income per common share                      .44            .36            .35             .43
  Diluted net income per common share                    .44            .36            .35             .43