Form 10-Q
period 2001-08-28
DISCOUNT AUTO PARTS INC
filed 2001-09-27
CIK 889409

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 28, 2001

                         Commission file number 1-11276

                            DISCOUNT AUTO PARTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                      59-1447420
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


     4900 Frontage Road, South
         Lakeland, Florida                                      33815
---------------------------------------                ------------------------
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

Common Stock $.01 Par Value - 16,707,923 shares as of August 28, 2001

                            DISCOUNT AUTO PARTS, INC.

                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - August 28, 2001 and May 29, 2001...............................3

Condensed Consolidated Statements of Income - for the thirteen weeks ended
August 28, 2001 and August 29, 2000....................................................................4

Condensed Consolidated Statements of Cash Flows - for the thirteen weeks ended
August 28, 2001 and August 29, 2000....................................................................5

Notes to Condensed Consolidated Financial Statements...................................................6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........8

Item 3. Quantitative and Qualitative Disclosures about Market Risk....................................11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................................................11

Item 6. Exhibits and Reports on Form 8-K .............................................................12

SIGNATURES ...........................................................................................13

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
DISCOUNT AUTO PARTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                             AUGUST 28         MAY 29
                                                               2001             2001
                                                             ---------       ---------
                                  ASSETS                           (In thousands)
Current assets:
     Cash                                                    $   6,372       $   9,669
     Inventories                                               243,053         242,718
     Prepaid expenses and other current assets                  18,734          14,391
                                                             ---------       ---------
             Total current assets                              268,159         266,778

Property and equipment                                         513,102         507,255
     Less allowances for depreciation and amortization        (128,639)       (122,742)
                                                             ---------       ---------
                                                               384,463         384,513
Other assets                                                     4,431           4,638
                                                             ---------       ---------
Total assets                                                 $ 657,053       $ 655,929
                                                             =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                  $  75,609       $  96,442
     Other current liabilities                                  25,105          25,286
     Current maturities of long-term debt                        1,200           1,200
                                                             ---------       ---------
            Total current liabilities                          101,914         122,928

Deferred gain on sale/leaseback                                  5,874           5,966
Deferred income taxes                                           13,333          13,273
Long-term debt                                                 209,608         192,900

Stockholders' equity:
     Preferred stock                                                --              --
     Common stock                                                  167             167
     Additional paid-in capital                                142,640         142,429
     Retained earnings                                         183,517         178,266
                                                             ---------       ---------
     Total stockholders' equity                                326,324         320,862
                                                             ---------       ---------
Total liabilities and stockholders' equity                   $ 657,053       $ 655,929
                                                             =========       =========

See accompanying notes.

DISCOUNT AUTO PARTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              THIRTEEN WEEKS ENDED
                                                           -------------------------
                                                           AUGUST 28       AUGUST 29
                                                             2001            2000
                                                           ---------       ---------
                                                             (In thousands, except
                                                               per share amounts)
Net sales                                                  $ 173,381       $ 167,074
Cost of sales, including distribution costs                  104,189         103,150
                                                           ---------       ---------
     Gross profit                                             69,192          63,924

Selling, general and administrative expenses                  56,830          52,850
                                                           ---------       ---------
      Income from operations                                  12,362          11,074
Other income, net                                                100              85
Interest expense                                              (3,318)         (5,583)
                                                           ---------       ---------
Income before income taxes                                     9,144           5,576
Income taxes                                                   3,290           2,007
                                                           ---------       ---------
Income before extraordinary loss                               5,854           3,569
      Extraordinary loss, net of income tax benefit             (603)             --
                                                           ---------       ---------
Net income                                                 $   5,251       $   3,569
                                                           =========       =========

Net income per basic share from:
      Income before extraordinary loss                     $    0.35       $    0.21
      Extraordinary loss                                        (.04)             --
                                                           ---------       ---------
Net income                                                 $    0.31       $    0.21
                                                           =========       =========

Net income per diluted share from:
      Income before extraordinary loss                     $    0.35       $    0.21
      Extraordinary loss                                        (.04)             --
                                                           ---------       ---------
Net income                                                 $    0.31       $    0.21
                                                           =========       =========

Average common shares outstanding                             16,708          16,695
Dilutive effect of stock options                                 156              --
                                                           ---------       ---------
Average common shares outstanding - assuming dilution         16,864          16,695
                                                           =========       =========


See accompanying notes.

DISCOUNT AUTO PARTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              THIRTEEN  WEEKS ENDED
                                                             ------------------------
                                                             AUGUST 28      AUGUST 29
                                                               2001           2000
                                                             ---------      ---------
                                                                  (In thousands)
OPERATING ACTIVITIES
Net income                                                   $  5,251       $  3,569
Adjustments to reconcile net income to net cash used in
    operating activities:
       Depreciation and amortization                            6,070          6,129
       Gain on disposals of property and equipment                (47)            (3)
       Amortization of deferred gain on sale/leaseback            (92)            --
       Changes in operating assets and liabilities:
          (Increase) decrease in inventories                     (335)         4,324
          Increase in prepaid expenses and other
               current assets                                  (4,013)          (973)
          Decrease (increase) in other assets                      36           (423)
          Decrease in trade accounts payable                  (20,833)       (35,436)
          Decrease in other current liabilities                  (240)        (4,640)
                                                             --------       --------
Net cash used in operating activities                         (14,203)       (27,453)

INVESTING ACTIVITIES
Proceeds from sales of property and equipment                     520            282
Purchases of property and equipment                            (6,322)       (10,616)
                                                             --------       --------
Net cash used in investing activities                          (5,802)       (10,334)

FINANCING ACTIVITIES
Proceeds from short-term borrowings and long-term debt         36,819         57,374
Payments of short-term borrowings and long-term debt          (20,111)       (26,261)
                                                             --------       --------
Net cash provided by financing activities                      16,708         31,113

Net decrease in cash                                           (3,297)        (6,674)
Cash at beginning of period                                     9,669         12,612
                                                             --------       --------
Cash at end of period                                        $  6,372       $  5,938
                                                             ========       ========


See accompanying notes.

                            DISCOUNT AUTO PARTS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 AUGUST 28, 2001


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Discount Auto Parts, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 29, 2001.

Operating results for the thirteen-week period ended August 28, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

3. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                 August 28        May 29
                                                   2001            2001
                                                 ---------       ---------
Revolving credit agreements                      $ 158,408       $ 140,500
Senior term notes                                   50,000          50,000
Senior secured notes                                 2,400           3,600
                                                 ---------       ---------
                                                   210,808         194,100
Less current maturities                             (1,200)         (1,200)
                                                 ---------       ---------
                                                 $ 209,608       $ 192,900
                                                 =========       =========


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

Effective August 8, 1997, the Company issued $50 million of senior term notes (the "Notes"). The Notes provide for interest at a fixed rate of 7.46%, payable semi-annually, with semi-annual principal payments of $7.1 million, beginning July 15, 2004.

At August 28, 2001 and May 29, 2001, the Company's weighted average interest rate on its borrowings under the revolving credit agreement was 5.3% and 7.1%, respectively.

As of August 28, 2001, the Company had approximately $106.6 million of available borrowings.

As of August 28, 2001, the Company has outstanding a senior secured note of $2.4 million. The note provides for interest at a fixed rate of 9.8%, payable quarterly, with annual principal payments of $1.2 million due on May 31. The note is collateralized by a first mortgage on certain store properties, equipment and fixtures.

The Company's debt agreements contain various restrictions, including the maintenance of certain financial ratios and restrictions on dividends, with which the Company is in compliance.

4. PENDING MERGER/EXTRAORDINARY LOSS

On August 7, 2001, the Company entered into a definitive agreement with Advance Holding Corporation, Advance Auto Parts, Inc., Advance Stores Company, Incorporated and AAP Acquisition Corporation (collectively "Advance") under which the Company will be acquired by Advance in a merger transaction. Terms of the agreement call for each share of Discount Auto Parts common stock to be exchanged for $7.50 in cash and 0.2577 shares of common stock of Advance Auto Parts, Inc., a holding company which has been formed to own and operate the combined companies. The transaction has been approved by the boards of directors of both companies and is subject to approval by shareholders of the Company, and other customary closing conditions. The Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period expired September 18, 2001. The transaction is expected to close in the fourth calendar quarter of 2001.

As a result of expenses incurred in connection with the above described transaction, the Company reported an extraordinary loss in the first quarter of fiscal 2002, net of a $340,000 income tax benefit, of $603,000. Additional extraordinary expenses associated with the described transaction are expected to be incurred during the second quarter of fiscal 2002.

5. COMPREHENSIVE INCOME

Comprehensive income for the periods presented equals net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


THIRTEEN WEEKS ENDED AUGUST 28, 2001 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 29, 2000

Total sales for the first quarter of fiscal 2002 increased 3.8% to $173.4 million, as compared to $167.1 million for the first quarter a year earlier. Comparable store sales increased 1.9% for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. Such comparable store sales growth was generated on a relatively equal basis from both do-it-yourself (DIY) and commercial sales. The balance of the increase in total sales for the first quarter was attributable to sales from new stores opened since the beginning of fiscal 2001.

At August 28, 2001, the Company had 668 stores in operation, compared with 666 stores at May 29, 2001 and 653 stores at August 29, 2000.

Gross profit for the first quarter of fiscal 2002 increased 8.2% to $69.2 million as compared to $63.9 million for the first quarter of fiscal 2001. As a percentage of sales, gross profit was 39.9% for the first quarter of fiscal 2002 as compared to 38.3% for the first quarter of fiscal 2001. Gross profit for the first quarter of fiscal 2002 was positively impacted by the Company's supply chain initiatives implemented in the latter half of fiscal 2001 and lower inventory shrinkage expense. These positive impacts were offset in part by lower overall vendor incentives primarily stemming from the reduced number of store openings and additional operating expenses associated with the Company's second distribution center which became operational in the fourth quarter of fiscal 2001.

Selling, general and administrative ("SG&A") expenses increased as a percentage of sales from 31.6% in the first quarter of fiscal 2001 to 32.8% in the first quarter of fiscal 2002. The increase in SG&A expenses as a percentage of sales for the first quarter was primarily the result of (1) rent under the February 2001 sale/leaseback of 101 of the Company's store locations exceeding the historical cost depreciation expense associated with such store location prior to the sale/leaseback, and (2) increased health and workers' compensation insurance costs.

Income from operations for the first quarter of fiscal 2002 increased 11.6% to $12.4 million as compared to $11.1 million for the first quarter of fiscal 2001. Excluding the effects of the excess of rent expense over the related depreciation expense related to the stores sold under the sale/leaseback transaction and the rent expense related to the Company's second distribution center, both of which did not exist in the first quarter of fiscal 2001, operating income for the first quarter of fiscal 2002 would have increased 28%.

EBITDA (income from operations plus depreciation and amortization) for the first quarter of fiscal 2002 increased 7.1% to $18.4 million from $17.2 million for the first quarter of fiscal 2001. Excluding the effects of the excess of rent expense over the related depreciation expense related to the stores sold under the sale/leaseback transaction and the rent expense related to the Company's second distribution center, both of which did not exist in the first quarter of fiscal 2001, EBITDA for the first quarter of 2002 would have increased 20%.

Interest expense for the first quarter of fiscal 2002 decreased 40.6% to $3.3 million as compared to $5.6 million for the first quarter of fiscal 2001. The decrease was due to overall lower borrowings for the first quarter of fiscal 2002, which resulted primarily from the paydown in debt with the proceeds of the February 2001 sale/leaseback closing, and overall lower interest rates on the Company's variable rate debt.

The Company's effective tax rate for both the first quarter of fiscal 2002 and the first quarter of fiscal 2001 was 36.0%.

As a result of the above factors, income before extraordinary loss for the first quarter of fiscal 2002 increased 64.0% to $5.9 million or $.35 per share as compared to $3.6 million or $.21 per share for the first quarter of fiscal 2001.

On August 7, 2001, the Company entered into a definitive agreement with Advance Holding Corporation, Advance Auto Parts, Inc., Advance Stores Company, Incorporated and AAP Acquisition Corporation (collectively "Advance") under which the Company will be acquired by Advance in a merger transaction. Advance is the second largest retailer and supplier of automotive replacement parts, maintenance items and accessories in the nation, with over 1,700 stores in 38 states. Terms of the agreement call for each share of Discount Auto Parts common stock to be exchanged for $7.50 in cash and 0.2577 shares of common stock of Advance Auto Parts, Inc., a holding company which has been formed to own and operate the combined companies. The transaction has been approved by the boards of directors of both companies and is subject to approval by shareholders of Discount Auto Parts, and other customary closing conditions. The Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period expired September 18, 2001. The transaction is expected to close in the fourth calendar quarter of 2001.

As a result of expenses incurred in connection with the above described transaction, the Company reported an extraordinary loss in the first quarter of fiscal 2002, net of a $340,000 income tax benefit, of $603,000. Additional extraordinary expenses are expected to be incurred during the second quarter of fiscal 2002.

Taking into account all of the above described factors, net income for the first quarter of fiscal 2002 increased 47.1% to $5.3 million or $.31 per diluted share as compared to net income of $3.6 million or $.21 per diluted share for first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

For the thirteen weeks ended August 28, 2001, net cash of $14.2 million was used in the Company's operations versus $27.5 million used by the Company's operations for the comparable thirteen week period of fiscal 2001. During both of the thirteen week periods, this net use of cash was due primarily to a reduction in trade accounts payable resulting from the repayment of normal year end extensions of credit terms. The reduction of cash used in the fiscal 2002 first quarter versus the fiscal 2001 first quarter primarily related to the timing of vendor payments.

Capital expenditures for the thirteen weeks ended August 28, 2001 were $6.3 million. The majority of the capital expenditures related to the 3 new stores opened during that period plus stores opened near the end of fiscal 2001.

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

Under the terms of the pending merger transaction with Advance, the Company is subject to limits on the amount of its capital expenditures through the date of closing. Accordingly, the Company expects to open no more than seven new stores prior to the anticipated closing of the merger in November or December 2001. If the merger does not close, the Company expects to open between 12 and 20 new stores for fiscal 2002.

The Company has historically been able to finance most of its new store growth through unsecured lines of credit and medium and longer-term mortgage financing provided by banks and other institutional lenders, and through cash flow from operations. As of August 28, 2001, the Company had $106.6 million of additional availability under its existing financing agreements.

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

FORWARD LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report may contain forward-looking statements, which reflect the current views of the Company with respect to certain events that could have an effect on the Company's future financial performance. These statements include the words "anticipates", "should", "expect", "expected" and similar expressions. Any such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated.

These risks and uncertainties include, but are not limited to, increased competition, extent of market demand for auto parts, availability of inventory supply, inventory shrinkage, propriety of inventory mix, adequacy and perception of customer service, product quality and defect experience, availability of and ability to take advantage of vendor pricing programs and incentives, sourcing availability, rate of new store openings, cannibalization of store sites, mix of types of merchandise sold, governmental regulation of products, weather, new store development, performance of information systems, effectiveness of deliveries from the distribution center, ability to hire, train and retain qualified team members, availability of quality store sites, ability to successfully implement the commercial delivery service, credit risk associated with the commercial delivery service, environmental risks, availability of expanded and extended credit facilities, ability to successfully and efficiently establish and coordinate operations at the second distribution center and other risks. In addition, specific risks and uncertainties associated with the previously announced proposed merger with Advance Auto Parts include, but are not limited to: (1) the risk that the businesses of Advance Auto Parts and the Company will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected efficiencies and cost savings from the merger may not be fully realized or realized within the expected time frame; (3) revenues following the merger may be lower than expected; (4) operating costs, customer loss and business disruption following the merger, including, without limitation, difficulties in maintaining relationships with suppliers and employees, may be greater than expected; (5) inability to obtain or meet conditions imposed for governmental approval for the merger or merger schedule; (6) the failure of the Company's stockholders to approve the merger; (7) recessionary trends in general or in specific areas where Advance Auto Parts and the Company operate; (8) competitive pricing and other competitive pressures; and (9) other economic, business, competitive and/or regulatory factors affecting Advance Auto Parts' and the Company's businesses generally.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in the Company's Annual Report on Form 10-K for the year ended May 29, 2001.


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Coalition for a Level Playing Field, et. al. V. AutoZone, Inc. et. al, Case No. 00-0953 in and for the United District Court, Eastern District of New York. In February 2000, the Coalition for a Level Playing Field ("Coalition") and over one hundred independent automotive parts and accessories aftermarket warehouse distributors and and/or jobbers filed a lawsuit in the United States District for the Eastern District of New York against the Company. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. The complaint seeks injunctive and declaratory relief, unspecified treble damages on behalf of each of the plaintiffs, as well as attorneys' fees and costs. The defendants, including the Company, filed a motion to dismiss in late October 2000. The plaintiff's filed their response to such motion to dismiss in January 2001 and the defendants have filed a response to the plaintiff's responsive pleadings. Any discovery would follow after disposition by the court of such motion to dismiss, which remains pending. The Company believes the claims to be without merit and intends to vigorously defend the action.

Discount Auto Parts is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

(b)     Reports on Form 8-K

        A current report on Form 8-K dated August 8, 2001 was filed with the Securities and Exchange Commission reporting a merger agreement and related documents with Advance Holding Company and certain of its affiliated companies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DISCOUNT AUTO PARTS, INC.


Date: September 27, 2001                        By: /s/ Peter J. Fontaine
      ------------------                            ---------------------
                                                Peter J. Fontaine
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Date: September 27, 2001                        By: /s/ C. Michael Moore
      ------------------                            --------------------
                                                C. Michael Moore
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)