Form 10-Q/A
period 2001-08-28
DISCOUNT AUTO PARTS INC
filed 2001-11-06
CIK 889409

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended August 28, 2001

                        Commission file number 1-11276

                           DISCOUNT AUTO PARTS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Florida                                        59-1447420
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


       4900 Frontage Road, South                             33815
           Lakeland, Florida
----------------------------------------    ------------------------------------
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

Explanatory Note
----------------

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

The registrant is amending Part I of its quarterly report on Form 10-Q for the quarter ended August 28, 2001 to reflect certain merger related expenses incurred in connection with the pending merger with Advance Auto Parts as a component of operating expenses rather than an extraordinary item.

                           Discount Auto Parts, Inc.

                                     Index

PART I.  FINANCIAL INFORMATION                                                                    Page
------------------------------                                                                    ----
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - August 28, 2001 and May 29, 2001............................ 4

Condensed Consolidated Statements of Income - for the thirteen weeks ended August 28, 2001 and August 29, 2000........................................................... 5

Condensed Consolidated Statements of Cash Flows - for the thirteen weeks ended
August 28, 2001 and August 29, 2000................................................................. 6

Notes to Condensed Consolidated Financial
Statements.......................................................................................... 7

Item 2. Management's Discussion and Analysis of Financial Condition and Resultsof Operations.........9

Item 3. Quantitative and Qualitative Disclosures about Market Risk..................................12

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings...........................................................................12

Item 6. Exhibits and Reports on Form 8-K............................................................13

SIGNATURES..........................................................................................14

Item 1.  Financial Statements (Unaudited)
Discount Auto Parts, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                           August 28      May 29
                                                              2001         2001
                                                           ---------      -------
                                                               (In thousands)
                                    ASSETS
Current  assets:
     Cash                                                   $   6,372      $   9,669
     Inventories                                              243,053        242,718
     Prepaid expenses and other current assets                 18,734         14,391
                                                            ---------      ---------
             Total current assets                             268,159        266,778

Property and equipment                                        513,102        507,255
     Less allowances for depreciation and amortization       (128,639)      (122,742)

                                                            --------        --------
                                                              384,463        384,513
Other assets                                                    4,431          4,638
                                                            ---------      ---------
Total assets                                                $ 657,053      $ 655,929
                                                            =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                 $  75,609      $  96,442
     Other current liabilities                                 25,105         25,286
     Current maturities of long-term debt                       1,200          1,200
                                                            ---------      ---------
            Total current liabilities                         101,914        122,928

Deferred gain on sale/leaseback                                 5,874          5,966
Deferred income taxes                                          13,333         13,273
Long-term debt                                                209,608        192,900

Stockholders' equity:
     Preferred stock                                                -              -
     Common stock                                                 167            167
     Additional paid-in capital                               142,640        142,429
     Retained earnings                                        183,517        178,266
                                                            ---------      ---------
     Total stockholders' equity                               326,324        320,862
                                                            ---------      ---------
Total liabilities and stockholders' equity                  $ 657,053      $ 655,929
                                                            =========      =========

See accompanying notes.

Discount Auto Parts, Inc.
Condensed Consolidated Statements of Income (Unaudited)

                                                                  Thirteen Weeks Ended
                                                           ----------------------------------
                                                           August 28                August 29
                                                             2001                     2000
                                                           ---------                ---------
                                                        (In thousands, except per share amounts)
Net sales                                                   $173,381                 $167,074
Cost of sales, including distribution costs                  104,189                  103,150
                                                            --------                 --------
      Gross profit                                            69,192                   63,924

Selling, general and administrative expenses                  56,830                   52,850
Merger related expenses                                          943                        -
                                                            --------                 --------
      Income from operations                                  11,419                   11,074
Other income, net                                                100                       85
Interest expense                                              (3,318)                  (5,583)
                                                            --------                 --------
Income before income taxes                                     8,201                    5,576
Income taxes                                                   2,950                    2,007
                                                            --------                 --------
Net income                                                  $  5,251                 $  3,569
                                                            ========                 ========

Net income per share:
      Basic net income per common share                     $   0.31                 $   0.21
                                                            ========                 ========
      Diluted net income per common share                   $   0.31                 $   0.21
                                                            ========                 ========

Average common shares outstanding                             16,708                   16,695
Dilutive effect of stock options                                 156                        -
                                                            --------                 --------
Average common shares outstanding - assuming dilution         16,864                   16,695
                                                            ========                 ========

See accompanying notes.

Discount Auto Parts, Inc.
Condensed Consolidated Statements Of Cash Flows (Unaudited)

                                                             Thirteen Weeks Ended
                                                           ------------------------
                                                           August 28      August 29
                                                             2001           2000
                                                           ---------      ---------
                                                               (In  thousands)
Operating activities
Net income                                                  $  5,251       $  3,569
Adjustments to reconcile net income to net cash
 used in operating activities:
       Depreciation  and  amortization                         6,070          6,129
       Gain on disposals of property and equipment               (47)            (3)
       Amortization of deferred gain on sale/leaseback           (92)             -
       Changes in operating assets and liabilities:
          (Increase) decrease in inventories                    (335)         4,324
          Increase in prepaid expenses and other
               current assets                                 (4,013)          (973)
          Decrease (increase) in other assets                     36           (423)
          Decrease in trade accounts payable                 (20,833)       (35,436)
          Decrease in other current liabilities                 (240)        (4,640)
                                                            --------       --------
Net cash used in operating activities                        (14,203)       (27,453)

Investing  activities
Proceeds from sales of property and equipment                    520            282
Purchases of property and equipment                           (6,322)       (10,616)
                                                            --------       --------
Net cash used in investing activities                         (5,802)       (10,334)

Financing  activities
Proceeds from short-term borrowings and long-term debt        36,819         57,374
Payments of short-term borrowings and long-term debt         (20,111)       (26,261)
                                                            --------       --------
Net cash provided by financing activities                     16,708         31,113

Net decrease in cash                                          (3,297)        (6,674)
Cash at beginning of period                                    9,669         12,612
                                                            --------       --------
Cash at end of period                                       $  6,372       $  5,938
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

3.  Long-Term Debt

Long-term debt consists of the following (in thousands):

                                    August 28                May 29
                                       2001                   2001
                                    ---------               --------
Revolving credit agreements         $158,408                $140,500
Senior term notes                     50,000                  50,000
Senior secured notes                   2,400                   3,600
                                    --------                --------
                                     210,808                 194,100
Less current maturities               (1,200)                 (1,200)
                                    --------                --------
                                    $209,608                $192,900
                                    ========                ========

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


4.  Pending Merger

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

As a result of the above described transaction, the Company incurred expenses in the first quarter of fiscal 2002 of $943,000. Additional expenses associated with the described transaction are expected to be incurred during the second quarter of fiscal 2002.


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

As a result of the above described transaction, the Company incurred expenses in the first quarter of fiscal 2002 of $943,000. Additional expenses are expected to be incurred during the second quarter of fiscal 2002. Such additional expenses, inclusive of the fees and expenses payable to the Company's financial advisor, lawyers and accountants, are estimated to be $3.2 million in the aggregate.

Income from operations for the first quarter of fiscal 2002 increased 3.1% to $11.4 million as compared to $11.1 million for the first quarter of fiscal 2001. Excluding the effects of the excess of rent expense over the related depreciation expense related to the stores sold under the sale/leaseback transaction and the rent expense related to the Company's second distribution center, both of which did not exist in the first quarter of fiscal 2001, and the merger related expenses, operating income for the first quarter of fiscal 2002 would have increased 28%.

EBITDA (income from operations plus depreciation and amortization) for the first quarter of fiscal 2002 increased 7.1% to $18.4 (excluding the merger related expenses) million from $17.2 million for the first quarter of fiscal 2001. Excluding the effects of the excess of rent expense over the related depreciation expense related to the stores sold under the sale/leaseback transaction and the rent expense related to the Company's second distribution center, both of which did not exist in the first quarter of fiscal 2001, and the merger related expenses, EBITDA for the first quarter of 2002 would have increased 20%.

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


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


Coalition for a Level Playing Field, et. al. V. AutoZone, Inc. et. al, Case No.
----------------------------------------------------------------------
00-0953 in and for the United District Court, Eastern District of New York. In February 2000, the Coalition for a Level Playing Field ("Coalition") and over one hundred independent automotive parts and accessories aftermarket warehouse distributors and and/or jobbers filed a lawsuit in the United States District for the Eastern District of New York against the Company. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. The complaint seeks injunctive and declaratory relief, unspecified treble damages on behalf of each of the plaintiffs, as well as attorneys' fees and costs. The defendants, including the Company, filed a motion to dismiss in late October 2000. The plaintiff's filed their response to such motion to dismiss in January 2001 and the defendants have filed a response to the plaintiff's responsive pleadings. Any discovery would follow after disposition by the court of such motion to dismiss, which remains pending. The Company believes the claims to be without merit and intends to vigorously defend the action.

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


Date:    November 6, 2001         By: /s/ Peter J. Fontaine
         ----------------             ---------------------
                                      Peter J. Fontaine
                                      Chief Executive Officer
                                      (Principal Executive Officer)

Date:    November 6, 2001         By: /s/ C. Michael Moore
         ----------------             --------------------
                                      C. Michael Moore
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)